Form 10KSB
period 1999-12-31
HYDROGIENE CORP/NV
filed 2000-04-14
CIK 1088786

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 0-26417

                          THE HYDROGIENE CORPORATION
                (Name of small business issuer in its charter)

Florida                                                   91-1853701
(State or other jurisdiction                          (I.R.S. Employer
of Incorporation or organization                     Identification No.)

                       12335 World Trade Drive, Suite 8
                              San Diego, CA 92128
                   (Address of principal executive offices)

                                (858) 675-8033
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                     None.

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its fiscal year ended December 31, 1999 were $21,942.

The aggregate market value of voting stock held by non-affiliates of the issuer as of March 31, 2000 was $48,528,667 (based on the last reported sale price on the NASD OTC Bulletin Board on that date).

The number of shares outstanding of the registrant's Common Stock as of March 31, 2000 was 45,301,385.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (Check One) Yes [X] No [_]

                                    PART I

ITEM 6.   DESCRIPTION OF BUSINESS

     General Development of Business
     -------------------------------

     Hydrogiene is a development-stage company, originally incorporated on December 28, 1995 in the State of Delaware, reincorporated on August 28, 1997 in the State of California, whose net assets were acquired by a Nevada inactive corporation on October 13, 1998 and, subsequently, merged into a trading shell corporation incorporated in the State of Florida. The Company manufactures and markets the Hydrogiene family of personal care systems that convert tank-type and flush-type valve toilets into personal multi-functional cleansing, water therapy and sitz bath systems. The Company's systems are similar in function to Europe's bidets without the additional plumbing and space requirements. To the best of the Company's awareness, there is no other company in the U.S. engaged in manufacturing or marketing goods similar to those manufactured or marketed by the Company. While there are products which can convert a standard toilet to a bidet-type fixture, the Company believes its product is the only one which can be added to a standard toilet, easily by the homeowner, without modifying the fixture itself. The Company requires additional funding in order to accomplish its growth objectives and marketings of its products.

     Principal Products
     ------------------

     The Company's products are the Theraclenze and Mediclenze systems, European-style personal hygiene and water therapy systems for tank-type or flushometer-equipped toilets. These systems may be installed on existing toilets without incurring additional plumbing, electrical or construction costs.

Each unit includes a limited lifetime warranty as well as a 3-year warranty on springs and washers.

     The Theraclenze System. The Theraclenze System comes completely assembled, requiring only affixing the Theraclenze System to the toilet with four screws. The installation procedure is usually less than five minutes. The Theraclenze System fastens onto any water inlet coupling and ballcock fitting used by United States toilets over the past 50 years. The Theraclenze System is designed to be easily used by the physically challenged or handicapped. Once released, the system automatically turns itself off or may be kept on until desired to be turned off at the option of the user. The auto control handle prevents the possibility of flood or waste water. The unit retracts when not in use, thereby preventing it from being soiled. The Theraclenze System is designed so that soiled water cannot flow back into the water tank. The System is supplied in a lasting clinical white finish with a lifetime anti-bacterial surface. High tensile strength plastic construction of the Theraclenze System allows the Company to offer a lifetime warranty on all parts exclusive of springs, washers, and O-rings. The Company's Theraclenze System is designed to meet all states' health and building codes. The Company expects the Theraclenze System to be Medicare listed in the latter part of 2000.

     The Mediclenze System. The Mediclenze Flush Valve Intimate Personal Care and Therapy System, a companion to the Theraclenze model, is specifically designed for commercial use and installation to existing Flushometer Systems. The Mediclenze System differs from the Theraclenze System in several ways. It was designed to endure heavy-duty usage over long periods of time. The installation is tamper and vandal resistant, and is permanently fixed to the bottom of the seat. Corrosion resistant materials are used throughout the Mediclenze System. The Mediclenze System features an anti-bacterial coating impregnated into the ABS plastic surfaces to combat several bacteria. The Company believes that the Mediclenze System meets all applicable plumbing codes used throughout the United States. The System was specifically designed for use in hospitals, hotels (in their public restrooms), office and commercial buildings, wherever tank type toilets are not installed. An off-balance sheet lease as well as a finance program have been designed to make volume installations affordable. The Mediclenze System comes with a limited lifetime warranty on all parts exclusive of O-rings, washers and hoses.

     Both the Theraclenze and Mediclenze Systems are currently undergoing extensive testing by Underwriters Laboratories, an independent entity that performed durability, corrosion, seepage and water pressure limits for the International Association of Plumbing and Manufacturers Organization ("IAMPO"). No conclusions as to validity or health benefits of the Hydrogiene personal care systems has been reached as of yet.

     Marketing
     ---------

     The Company intends to employ a variety of marketing techniques to attract potential consumers of its products. In addition to trade shows, conferences and conventions, the Company intends to mount an integrated marketing campaign. This marketing campaign will target both potential dealers and distributors of the Company product and end users and customers of the Hydrogiene products. The Company intends to deploy a multiple media marketing campaign to increase the process of awareness, interest, evaluation, trial and purchase of the Company product by prospective customers.

     As a part of its promotional campaign, the Company placed an advertisement in the Sears Home Care catalog in June, 1999. Subsequently, the Company shipped its initial order to Sears as stock inventory for Sears. As a result of this advertising effort, 48 units have been ordered and shipped. Also, two newspaper articles briefly describing the Company's personal hygiene and water therapy systems were featured in April 1999 issues of the Los Angeles Times and Chicago Tribune. The major purpose of these articles was to introduce the Company to the buying public and to inform the public concerning the Company's plans to market its personal care systems to the U.S. consumers. Articles did not contain any technical information.

     The Company has established its presence on the Internet through a Web site at http.//www.hydrogiene.com. This Web site has been indexed with national and
   --------------------------
international search engines, enabling consumers around the globe to be able to access Hydrogiene personal care systems information.

     The Company intends to launch a print media advertisement campaign. Management has identified several trade, general consumer and special interest group promotion publications. The Company also intends to develop a national television advertising campaign with the production of an informercial utilizing several spokespersons in order to reach the widest possible segments of the U.S. population.

     Distribution Methods
     --------------------

     Commencing in April 2000, the Company intends to deliver its Hydrogiene Theraclenze and Mediclenze Systems to several retail outlets throughout the United States. The Company also intends to install its products in hotels and other leisure facilities in the San Diego, Orange County and Riverside Counties of Southern California, as well as several hotels located in Las Vegas, Nevada. The Company intends to generate cash flow as a result of these operations.

     Currently, the Company has placed the primary emphasis on product development and dependability, testing and customer test marketing. The Company has made limited sales of its products and has been, and is currently operating at a loss. The Company requires additional funding to achieve its growth objectives. If the Company does not receive additional funding, it will not be able to pursue its marketing plan and, in such case, may not be able to successfully conduct its operations.

     Research and Development Activities.
     -----------------------------------

     During the last two fiscal years, the Company estimates it spent $60,235 on research and development activities. No research and development activities were sponsored by any customer.

     Employees
     ---------

     The Company currently employs seven full-time employees, including the Officers.

     Material Effects of Environmental Laws
     --------------------------------------

     There are no material effects that compliance with Federal, State and Local provisions which have been enacted or adopted regulating the discharge of materials into the environment, may have upon the capital expenditures, earnings and competitive position of the Company.

     Sources and Availability of Raw Materials and Names of Principal Suppliers
     --------------------------------------------------------------------------

     The Company sub-contracts all components manufacturing of its products. Several vendors supply plastic parts, tubing, and rings and springs coating. The Company's key vendors are Pope Plastics of Canoga Park, California and Watts Regulator of Carlsbad, California. Pope Plastics supplies to the Company molds and plastics for the Hydrogiene unit. Watts Regulator supplies to the Company vacuum breakers. Presently, there are no contractual arrangements between the Company and suppliers. Purchase orders are written to request parts as required to meet delivery schedule when production commences. The Company owns all tools and molds used to fabricate its plastic parts.

     Effect of Existing or Probable Government Regulation on the Business.
     --------------------------------------------------------------------

     Pending completion of certain test routines from Underwriters Laboratories ("UL"), the Company intends to request an approval and official "Universal Plumbing Code" logo of the International Association of Plumbing and Mechanical Officials. "UPC" logo indicates that the Company products meet plumbing code requirements in all fifty states. No assurance can be given that the Company will receive such approval. Although the Company's products are currently undergoing UL testing, the results so far have been successful.

     The Company has applied for Medicare listing with Medicare's administrator and expects that listing in the latter part of 2000. This listing enables people to seek Medicare reimbursement for the purchase of the Company's products. The Company is also in the process of applying to appear on a library list of products of the ADA administrator.

     Trademarks, Patents, Licensing and Royalty Agreements
     -----------------------------------------------------

     Presently, the Company has no patents or trademarks. The Company is pursuing domestic and international trademark protection of its Mediclenze and Theraclenze systems and these applications are currently pending approval. The Company intends to file one or more patent applications in late spring 2000.

     The Company entered into a License Agreement dated August 21, 1997 ("Licensing Agreement") with the Company's principal stockholder Charles Kallmann ("Licensor"). The Licensing Agreement allows the Company to continue the development, manufacturing and marketing of personal hygiene products. The Licensing Agreement provides royalty payments to the Licensor equal to 3% of the gross sales of all Hydrogiene products with minimum royalty payments of $100,000 in year one, $250,000 in year two, and $300,000 for each subsequent year. The Licensing Agreement terminates on August 20, 2022, with an option by the Licensor to renew the Licensing Agreement for an additional 25 years at the increased royalty rate of four percent (4%).

     Competition
     -----------

     The Company's systems are similar in function to Europe's bidets without the additional plumbing and space requirements. However, the Company believes it is the only manufacturer of the Mediclenze and Theraclenze Systems type products in the United States market at this time. To the best of the Company's awareness, there is no other company in the U.S. engaged in manufacturing or marketing goods similar to those manufactured or marketed by the Company. While there are products which can convert a standard toilet to a bidet-type fixture, the Company believes its products are the only ones which can be added to a standard toilet, easily by the homeowner, without modifying the fixture itself.

ITEM 7.   PROPERTIES

     The Company's principal executive offices are located at 12335 World Trade Drive, Suite 8, San Diego, California 92128 where the Company leases a 4,700 square foot assembly facility. The facility lease is for a term of five (5) years, ending on January 3, 2004, at a monthly rate of $3,488. Except for certain leased equipment, the Company owns all of the property and equipment located in the facility.

ITEM 8.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following persons have served as or were nominated to serve as officers, directors or key employees for the Company:

       Name                   Position
       ----                   --------

     Charles W. Kallmann      Director and
                              Chief Executive Officer

     John Aguero              Director and President

     Michael Brette           Director and Executive
                              Vice-President

     Arden E. Roney           Director

     George J. Grosek         Director

     Joseph Cerbone           Director

     Norman S. Arikawa        Director

     John Rolls               Secretary

     Henry Lloyd              Director of Marketing

     Charles W. Kallmann has served as Director and Chief Executive Officer of the Hydrogiene Corporation since the Company's inception in 1995. From 1992 to 1995, Mr. Kallmann was President and Chief Executive Officer of Star of Phoenix Aircraft Corporation, a manufacturer of training and sports-light aircraft. From 1985 to 1992, Mr. Kallmann resided in Hamburg, Germany, where he served as a Managing Director of ARK Petroleum Group, GMBH, a bulk petroleum distributor. Mr. Kallmann attended Riverside Military Academy from 1938 to 1944.

     John Aguero was appointed Director and President of the Company on March 29, 2000. Prior to assuming this role, Mr. Aguero was President and Chief Executive Officer of National Brokers & Distributors and of its predecessor, All World Wide Products. National Brokers & Distributors is a leading food broker and distribution company. Mr. Aguero has over 30 years of experience across numerous industries in executive management, operations, sales, marketing, merchandising, transportation and distribution.

     Michael Brette has served as Vice President and Director of the Company since 1998. Prior to Mr. Brette's association with the Hydrogiene Corporation, he served as a Chairman of Capital Asset Management, LLC. Mr. Brette is President of BST International, a company handling investments in off-shore mutual funds, banking and trust administration and formations. Mr. Brette is a Managing Director for Swiss Trade and Commerce Trust Co. Mr. Brette has received a Bachelor of Science degree in Political Science and Bachelor of Arts degree in Philosophy from Ohio State University in 1974 and a Juris Doctor degree from Western State University Law School in 1978.

     Arden E. Roney has served as Director of the Company since July, 1998. Mr. Roney is one of the co-founders of Nu-skin, a multi-level cosmetics marketing company. During past several years, Mr. Roney was employed as a consultant capacity to numerous businesses both nationally and internationally. Mr. Roney received a Bachelor of Business Administration degree in 1950 from the University of California at Los Angeles and a Master's of Business Administration/Marketing degree in 1950 from the University of California in Los Angeles.

     George J. Grosek was appointed Director of the Company on March 29, 2000. Mr. Grosek has been the acting Director of Euro-American Credit & Trade ("EAC") since its inception of 1992. EAC is a unique specialty financial firm serving an essential need by providing private capital in the form of equity and debt to small-cap and micro-cap companies listed on the United States based stock exchanges. Mr. Grosek's background is in the financial sector, i.e. international bank credits, capital markets, equities, corporate finance and commercial lending. Mr. Grosek was educated in Canada, and has been a long time resident of Southern California. He holds a license issued by the California Department of Real Estate.

     John Rolls was appointed Secretary of the Company in August of 1999. For the last twenty-four years, Mr. Rolls has been an attorney in private practice in the areas of business and estate planning, entity formation and civil practice. In addition, for the last several years, Mr. Rolls has served as a member of the board of directors and as corporate secretary of various entities, including entities which are shareholders of the Company.

     Norman Arikawa was appointed to the board of directors in late February, 2000. Mr. Arikawa is the Chief Accountant with The Port of Los Angeles.

     Joseph Cerbone is currently President of the National Capital Companies and Chairman of Travis Morgan Securities. Mr. Cerbone arranges corporate private placement financing. He has expertise in the marketing and distribution of financial products. Mr Cerbone has over 30 years experience in the marketing and distribution of financial products. Mr. Cerbone has over 30 years experience in the securities industry, including various management positions with major firms of the New York Stock Exchange. Mr. Cerbone was recently appointed by the U.S. Small Business Administration (SBA) to the Region IX Regulatory Fairness Board. Mr. Cerbone is chairman of the Ethics Committee of the National Association of Financial Wholesalers, and was formerly on the faculty of the Institute for International Research. He conducts financial workshops for NASD broker dealers.

     Henry Lloyd has served as Vice-President of Corporate Development of the Company since March 20, 2000. Mr. Lloyd is a senior executive with expertise in P & L, start-ups, distribution/order fulfillment, MIS services, business development, operations and strategic planning. For the past 12 years, he served as the founder and President of DICTUM Distribution Services. The firm provided order fulfillment services to companies engaged in selling consumer commodities to wholesalers, distributors and mail order customers throughout the United States and overseas markets. The firm had 130 employees with five locations and shipped $150 million in products on 20,000 items to 80,000 customers. Prior positions included Director of Human Resources/Administration for Werner & Pfeiderer, Manager of Industrial Engineering for Halston Fragrances & Orlane Inc., and Supervisor for warehousing and distribution, Plant Industrial Engineer for Aramis, Inc. (a division of Estee Lauder). Mr. Lloyd holds a Masters Degree in Business Administration from Seton Hall University, and earned his Bachelor of Science in Industrial Engineering from New Jersey Institute of Technology.

ITEM 9.   REMUNERATION OF DIRECTORS AND OFFICERS

     During the fiscal year ended December 31, 1999, the aggregate annual remuneration of each of the three highest paid persons who are officers or directors, and all officers and directors as a group, were as follows:


Group                              Capacities in          Aggregate
                                   which                  Remuneration
                                   remuneration
                                   was received

Three highest paid Officers        Pres. & CEO            $564,778
and Directors                      V.P. Communications    $423,469

All Officers and Directors as
a Group (8)                                               $988,747

     The salary of Mr. Kallmann was $144,000 per year until June of 1999, at which time the board of directors authorized an increase in his annual salary to $216,000. In addition, part of Mr. Kallmann's salary in 1999 was paid in stock instead of cash, resulting in a higher compensation figure as the value of the stock rose.

ITEM 10.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

     As of December 31, 1999, the three highest paid persons of the Company who are officers and directors were owners of record of Common Stock as follows:

Title of       Name and            Amount         % of class
class          Address of          owned
               Owner

Common         Charles Kallmann    1,625,646           3%

     In addition, Mr. Kallmann is the beneficial owner of or shares the power to vote or direct the voting of an additional 11,287,709 shares of Common Stock through his wife, Wiebeke Kallmann, as Trustee of the Revocable Trust dated May 16, 1996.

     As of December 31, 1999, the three highest paid persons of the Company who are officers and directors held options to purchase shares of Common Stock as follows:

Name of Holder      Title and Amount of      Exercise         Date
                    Securities Called for    Price             of
                    by Options                              Exercise

Charles Kallmann    Common Stock,            $0.15          12/31/02
                    3,000,000 shares

Michael Brette      Common Stock,            $0.15          12/31/02
                    3,000,000 shares

Mr. Brette is Executive Vice President and a Director of the Company, but does not currently receive any compensation, other than the options listed above.

     ITEM 11.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

     The Company entered into an Employment Agreement dated August 21, 1997 with principal stockholder Charles Kallmann. Under the agreement, Mr. Kallmann will serve as Chief Executive Office of the Company at an annual salary of $144,000, plus medical coverage, life insurance and the use of two company provided vehicles. However, the agreement was amended effective on June 14, 1999, to provide for an increase in Mr. Kallmann's salary to $216,000 annually. The agreement expires on August 21, 2002. The agreement automatically renews for succeeding three year terms unless notice of termination is received by either party prior to the expiration.

     The Company entered into a License Agreement dated August 21, 1997 ("Licensing Agreement") with Magna IV, Ltd., a Delaware corporation, which Magna IV subsequently assigned to the Company's principal stockholder Charles Kallmann ("Licensor"). The Licensing Agreement allows the Company to continue the development, manufacturing and marketing of personal hygiene products. The Licensing Agreement provides royalty payments to the Licensor equal to 3% of the gross sales of all Hydrogiene products with minimum royalty payments of $100,000 in year one, $250,000 in year two, and $300,000 for each subsequent year. The Licensing Agreement terminates on August 20, 2022, with an option by the Licensor to renew the Licensing Agreement for an additional 25 years at the increased royalty rate of four percent (4%).

     The Company has been in discussions with Euro-American Credit & Trade ("EAC"), a company controlled by George J. Grosek, Director, with a view to enter into an agreement to receive equity capital from EAC. However, the parties have not finalized a definitive agreement regarding this matter.

                                    PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     The principal market in which the Common Stock of the Company is sold is over the counter. The Common Stock is listed on the NASD OTC Bulletin Board under the symbol "HICS". The reported range of high and low sales prices for each share of Common Stock for each full quarterly period for the two most recent fiscal years are as follows:

                         High       Low
                         ----       ---

1st Quarter 1998
2nd Quarter 1998
3rd Quarter 1998
4th Quarter 1998         $2.18     $ 1.75

1st Quarter 1999         $2.00     $ 0.62
2nd Quarter 1999         $1.37     $ 0.18
3rd Quarter 1999         $0.50     $0.125
4th Quarter 1999         $0.22     $ 0.05

     The Company's shares were not listed for sale prior to November 1998. The source of the above data is the NASD wire service as published on Yahoo. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of March 31, 2000, the approximate number of holders of Common Stock of the Company is 45,301,385. During the two most recent fiscal years, the Company did not declare any dividends on the Common Stock. Since the Company is still in the development stage and requires additional funding for its growth, the Company does not anticipate declaring dividends in the near future.

     During the fiscal year ended December 31, 1999, the Company issued an aggregate of 2,700,000 shares of Common Stock issued pursuant to Regulation D of the Securities Act of 1933, as amended.

     During the year 1999, the Company issued 75,000 warrants, at an exercise price of $0.80 per share, to Seascape Management Company, LLC and its managing director, Philip Gardner. The estimated fair market value of the warrants was $39,750, determined on the grant date.

ITEM 2.   LEGAL PROCEEDINGS

     On August 23rd, 1999, the City of San Diego filed a criminal complaint against the Hydrogiene Corporation, Charles Kallmann, president of the Company, and Wiebeke Kallmann, then a director of the Company and the spouse of Charles Kallmann, for 120 counts of misleading statements regarding the health benefits of the Company's products and publishing a general announcement of a securities offering that did not conform to the California Corporations Code. All counts were misdemeanors. Subsequently, the court dismissed the charges against the Company and Mrs. Kallmann. The court also accepted Mr. Kallmann's no contest plea which was pleaded to avoid the additional costs of a trial. Mr. Kallmann was sentenced to a 3-year probation on the conditions that he violate no laws, perform community service, pay a $10,000 fine and pay $200 in restitution. The full amount of the fine has been paid.

     There is no current outstanding litigation in which the Company is involved and the Company is unaware of any pending actions or claims against it.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to vote of the security holders during the fourth quarter ended December 31, 1999.

ITEM 5.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the fiscal year ended December 31, 1999, the following persons who served as a director, officer or beneficial owner of more than ten percent of any class of equity security of the Company pursuant to Section 12 of the Exchange Act failed to file on a timely basis reports required by section 16(a) during the most recent fiscal year or prior years:

     Charles Kallmann did not file on a timely basis Form 3, reporting his beneficial ownership of shares of Common Stock. However, Mr. Kallmann filed a Form 3 reporting such ownership on March 8, 2000.

     Arden Roney did not file on a timely basis Form 3, reporting his beneficial ownership of shares of Common Stock. However, Mr. Roney filed a Form 3 reporting such ownership on March 8, 2000.

     Wiebeke Kallmann, Trustee of the Wiebeke Kallmann Trust U/A dated 5/16/96, did not file on a timely basis Form 3, reporting the beneficial ownership of shares of Common Stock of the trust. However, the trust filed a Form 3 reporting such ownership on March 8, 2000.

     Karl R. Rolls, Jr. did not file on a timely basis Form 3, reporting his beneficial ownership of shares of Common Stock. However, Mr. Rolls filed a Form 3 to report such on March 15, 2000.

     Michael N. Brette did not file on a timely basis Form 3, reporting his beneficial ownership of shares of Common Stock. However, Mr. Brette filed a Form 3 to report such ownership on March 15, 2000.

     The preceding filings were required when the Company became a reporting company on December 13, 1999 and the failures to file were inadvertent.

ITEM 6.   REPORTS ON 8-K

     The Company filed a form 8-K report in the last quarter of fiscal year 1999. The form 8-K reported an Agreement and Plan of Reorganization effective December 13, 1999 under which Hydrogiene Corporation, a Florida corporation, acquired all of the outstanding shares of common stock of Decurion Corporation, a Delaware corporation in a stock exchange. Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Hydrogiene elected to become the successor issuer to Decurion for reporting purposes. The Company filed a Form 8-K/A on February 25, 2000, amending the Form 8-K which was filed in December to provide the required financial statements.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                         -----------------------------

                                   CONTENTS
                                   --------

PAGE        1       INDEPENDENT AUDITORS' REPORT

PAGE        2       CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

PAGE        3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD FROM DECEMBER
                    28, 1995 (INCEPTION) TO DECEMBER 31, 1999

PAGES     4 - 6     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                    DEFICIENCY FOR THE PERIOD FROM DECEMBER 28, 1995 (INCEPTION)
                    TO DECEMBER 31, 1999

PAGES     7 - 8     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD FROM DECEMBER
                    28, 1995 (INCEPTION) TO DECEMBER 31, 1999

PAGES     9 - 23    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
The Hydrogiene Corporation

We have audited the accompanying consolidated balance sheet of The Hydrogiene Corporation and Subsidiaries (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998 and for the period from December 28, 1995 (Inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The Hydrogiene Corporation and Subsidiaries (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from December 28, 1995 (Inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern.
Management's Plan in regards to these matters is also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 25, 2000

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999
                               -----------------

                                    ASSETS
                                    ------
CURRENT ASSETS
 Inventories                                                                         $          35,036
 Due from officer                                                                               12,500
 Prepaid expense                                                                                13,853
                                                                                     -----------------
  Total Current Assets                                                                          61,389
                                                                                     -----------------

PROPERTY & EQUIPMENT - NET                                                                      83,657
                                                                                     -----------------

OTHER ASSETS                                                                                         -
                                                                                     -----------------

TOTAL ASSETS                                                                         $         145,046
------------                                                                         =================

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                                      $          57,152
 Accounts payable                                                                              936,595
 Payroll tax payable and accrued                                                                84,223
 Interest payable                                                                                6,411
 Loans payable - current                                                                       217,241
 Obligation under capital lease - current                                                        2,645
                                                                                     -----------------
   Total Current Liabilities                                                                 1,304,267
                                                                                     -----------------

LONG-TERM LIABILITIES
 Loans payable                                                                                 168,500
                                                                                     -----------------
TOTAL LIABILITIES                                                                            1,472,767
                                                                                     -----------------

COMMITMENTS AND CONTINGENCIES (Note 6)                                                               -

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.0001 par value, 50,000,000 shares authorized,
   none issued and outstanding                                                                       -
 Common stock, $.0001 par value, 250,000,000 shares authorized,
   41,992,581 shares issued and outstanding                                                      4,199
 Additional paid in capital                                                                  9,854,502
 Accumulated deficit during development stage                                              (11,095,380)
                                                                                     -----------------
                                                                                            (1,236,679)
   Less: stock issued for future services                                                      (91,042)
                                                                                     -----------------
   Total Stockholders' Deficiency                                                           (1,327,721)
                                                                                     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $         145,046
----------------------------------------------                                       =================

         See accompanying notes to consolidated financial statements.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                            -----------------------

                                                                                                         FOR THE PERIOD
                                                 FOR THE YEAR                 FOR THE YEAR              FROM DECEMBER 28,
                                                    ENDED                        ENDED                 1995 (INCEPTION) TO
                                              DECEMBER 31, 1999            DECEMBER 31, 1998            DECEMBER 31, 1999
                                              -----------------            -----------------            -----------------
SALES                                         $          21,942            $           8,920            $          36,696

COST OF SALES                                            43,792                      124,534                      205,836
                                              -----------------            -----------------            -----------------

GROSS LOSS                                              (21,850)                    (115,614)                    (169,140)
                                              -----------------            -----------------            -----------------

OPERATING EXPENSES
 Officer compensation                                   988,747                    2,287,084                    3,355,431
 Consulting                                           3,097,683                      892,857                    4,199,977
 Employee compensation and taxes                        273,231                      185,799                      491,985
 Depreciation                                            18,596                       14,459                       43,707
 Professional fees                                      231,141                      220,161                      495,859
 Research and development                                23,426                       36,809                       73,190
 Royalty expense                                        912,762                      112,583                    1,033,632
 Advertising                                             36,993                       38,348                      197,348
 Other selling, general and
   administrative                                       280,094                      252,499                      717,150
                                              -----------------            -----------------            -----------------
   Total Operating Expenses                           5,862,673                    4,040,599                   10,608,279
                                              -----------------            -----------------            -----------------

LOSS FROM OPERATIONS                                 (5,884,523)                  (4,156,213)                 (10,777,419)
                                              -----------------            -----------------            -----------------

OTHER INCOME (EXPENSE)
 Interest expense                                       (58,710)                     (16,322)                     (79,274)
 Gain (loss) on abandonment
  of leasehold improvements and
  equipment                                               2,839                       (1,650)                       1,189
 Interest income                                             32                          108                          220
                                              -----------------            -----------------            -----------------
   Total Other Income (Expense)                         (55,839)                     (17,864)                     (77,865)
                                              -----------------            -----------------            -----------------

LOSS BEFORE EXTRAORDINARY
 ITEM                                                (5,940,362)                  (4,174,077)                 (10,855,284)

EXTRAORDINARY ITEM
 Loss on debt extinguishment                           (240,096)                           -                     (240,096)
                                              -----------------            -----------------            -----------------

NET LOSS                                      $      (6,180,458)           $      (4,174,077)           $     (11,095,380)
--------                                      =================            =================            =================

Net loss per share - basic and diluted        $            (.33)           $           (0.48)           $           (1.11)
                                              =================            =================            =================

Weighted average number of shares
  outstanding during the period - basic
  and diluted                                        18,957,168                    8,737,087                    9,989,821
                                              =================            =================            =================

          See accompanying notes to consolidated financial statements

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                                             STOCK
                                                                              ACCUMULATED                    ISSUED
                                                                  ADDITIONAL DEFICIT DURING                   FOR
                        PREFERRED STOCK         COMMON STOCK        PAID-IN   DEVELOPMENT    SUBSCRIPTIONS   FUTURE
                        SHARES    AMOUNT      SHARES      AMOUNT    CAPITAL      STAGE         RECEIVABLE    SERVICE       TOTAL
                       --------  --------   ----------   -------- ---------- --------------  -------------   -------    ----------
Founders' stock
 issued for cash              -  $      -    2,179,434   $    218 $      802 $           -   $           -   $     -         1,020
Net loss 1996                 -         -            -          -          -       (71,982)              -         -       (71,982)
                       --------  --------   ----------   -------- ---------- --------------  -------------   -------    ----------
Balance,
 December 31,
 1996                         -         -    2,179,434        218        802       (71,982)              -         -       (70,962)

Founders' stock
 issued for cash              -         -    1,025,616        103        377             -               -         -           480
Stock issued for
 cash                         -         -      112,177         11    102,489             -               -         -       102,500
Stock issued for
 services                     -         -      149,569         15    139,985             -               -         -       140,000
Net loss 1997                 -         -            -          -          -      (668,863)              -         -      (668,863)
                       --------  --------   ----------   -------- ---------- --------------  -------------   -------    ----------
Balance,
 December 31,
 1997                         -         -    3,466,796        347    243,653      (740,845)              -         -      (496,845)

Stock issued for
 cash                         -         -        5,342          1      2,499             -               -         -         2,500
Stock issued for
 services                     -         -    2,942,878        294  2,913,372             -               -         -     2,913,666
Warrants issued
 for services                 -         -            -          -     29,900             -               -         -        29,900
Stock issued for
 officers accrued
 salary                       -         -      339,735         34    158,966             -               -         -       159,000

Recapitalization:
  Stock issued to
   High Climbers,
   Inc. stock-
   Holders                    -         -    2,397,750        239     17,261             -               -         -        17,500

                 THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                                                 STOCK
                                                                                ACCUMULATED                      ISSUED
                                                                  ADDITIONAL   DEFICIT DURING                     FOR
                        PREFERRED STOCK         COMMON STOCK       PAID-IN      DEVELOPMENT     SUBSCRIPTIONS    FUTURE
                      SHARES       AMOUNT   SHARES       AMOUNT    CAPITAL         STAGE          RECEIVABLE     SERVICE     TOTAL
                     --------     -------- ---------    -------- -----------   ---------------  -------------    -------    -------
 Accumulated
  deficit of High
  Climbers, Inc.         -            -            -           -           -           (17,500)             -          -    (17,500)
Reclassification
  of accumulated
  deficit                -            -            -           -     (17,500)           17,500              -          -          -
 Stock issued for
  accrued royalty
  fee                    -            -       45,000           5      44,995                 -              -          -     45,000
 Stock issued in
  private place-
  ment                   -            -    2,946,000         294     449,706                 -        (71,800)         -    378,200
 Stock issued for
  services               -            -      200,000          20      30,520                 -              -          -     30,540
Net loss 1998            -            -            -           -           -        (4,174,077)             -          - (4,174,077)
                     --------     -------- ---------    -------- -----------   ---------------  -------------    -------  ---------

Balance,
 December 31,
 1998                    -            -   12,343,501       1,234   3,873,372        (4,914,922)       (71,800)         - (1,112,116)
Stock issued for
 cash                    -            -    2,700,000         270     306,463                 -         71,800          -    378,533
Stock issued for
 debt                    -            -    2,033,360         203     422,436                 -              -          -    422,639
Stock issued for
 services                -            -   14,874,054       1,487   2,240,645                 -              -    (91,042) 2,151,090
Stock issued for
 Officers
 Compensation            -            -    1,506,666         151   1,042,140                 -              -          -  1,042,291
Common stock
 options issued for
 services                -            -            -           -     870,000                 -              -          -    870,000

                 THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                                                STOCK
                                                                                ACCUMULATED                     ISSUED
                                                                  ADDITIONAL   DEFICIT DURING                    FOR
                        PREFERRED STOCK         COMMON STOCK       PAID-IN      DEVELOPMENT     SUBSCRIPTIONS   FUTURE
                      SHARES       AMOUNT   SHARES       AMOUNT    CAPITAL         STAGE          RECEIVABLE    SERVICE   TOTAL
                     --------     -------- ----------   -------- -----------   ---------------  -------------  -------- -----------
Common stock
 options issued for
 notes payable            -           -             -          -      39,750                 -       -               -       39,750

Recapitalization:
  Acquisition of
  Decurion
  Corporation             -           -     1,500,000        150        (150)                -       -               -            -

Stock issued for
 Accrued royalty
 Fee                      -           -     6,850,000        685     959,315                 -       -               -      960,000
Stock issued to
 Employees                -           -       185,000         19     100,531                 -       -               -      100,550

Net Loss 1999             -           -             -          -           -        (6,180,458)      -               -   (6,180,458)
                     --------     -------- ----------   -------- -----------   ---------------  -------------  -------- -----------

BALANCE,
-------
 DECEMBER 31,
 -----------
 1999                     -       $   -    41,992,581   $  4,199 $ 9,854,502   $   (11,095,380) $    -         (91,042) $(1,327,721)
-----                ========     ======== ==========   ======== ===========   ===============  =============  =======  ===========


         See accompanying notes to consolidated financial statements.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                                          FOR THE PERIOD
                                                      FOR THE                    FOR THE                 FROM DECEMBER 28,
                                                     YEAR ENDED                 YEAR ENDED              1995 (INCEPTION) TO
                                                  DECEMBER 31, 1999          DECEMBER 31, 1998           DECEMBER 31, 1999
                                                  -----------------          -----------------           -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss                                         $      (6,180,458)         $      (4,174,077)          $     (11,095,380)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                               18,596                     14,459                      43,707
 Loss on abandonment of assets                               (2,839)                     1,650                      (1,189)
 Expenses incurred on issuance of
  common stock                                            5,163,681                  3,178,106                   8,481,787
 Loss on extinguishment of debt                             240,096                          -                     240,096
 Changes in operating assets and
 liabilities:
   Increase (decrease) in:
    Accounts receivable                                         694                       (694)                          -
    Prepaid expense                                         (10,863)                    (2,990)                    (13,853)
    Inventories                                             (35,036)                         -                     (35,036)
    Cash overdraft                                           35,647                     21,505                      57,152
    Accounts payable                                        352,396                    370,081                     936,595
    Payroll taxes payable and accrued                        40,014                     33,109                      84,223
    Accrued compensation                                    (79,262)                     1,253                           -
    Interest payable                                          1,648                     13,368                      15,653
    Accrued royalty fees                                    (63,133)                    65,910                           -
                                                  -----------------          -----------------           -----------------

   Net cash used in operating activities                   (518,819)                  (478,320)                 (1,286,245)
                                                  -----------------          -----------------           -----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of property and equipment                        (61,925)                    (9,369)                    (85,528)
                                                  -----------------          -----------------           -----------------
   Net cash used in investing activities                    (61,925)                    (9,369)                    (85,528)
                                                  -----------------          -----------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of loans                                         (55,863)                  (269,200)                   (325,063)
 Payment on capital lease obligations                       (14,095)                      (717)                    (16,991)
 Loan proceeds                                              243,500                    416,893                     863,094
 Due from officer                                           (12,500)                         -                     (12,500)
 Issuance of common stock                                   378,533                    380,700                     863,233
                                                  -----------------          -----------------           -----------------
   Net cash provided by financing
    Activities                                              539,575                    527,676                   1,371,773
                                                  -----------------          -----------------           -----------------
NET INCREASE (DECREASE) IN
 CASH                                                       (41,169)                    39,987

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                         41,169                      1,182                           -
                                                  -----------------          -----------------           -----------------
CASH AND CASH EQUIVALENTS
-------------------------
 AT END OF PERIOD                                 $               -          $          41,169           $               -
-----------------                                 -----------------          -----------------           -----------------

          See accompanying notes to consolidated financial statements

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During 1999, the Company issued 23,415,720 shares of common stock valued at $4,253,931 to employees, officers, consultants and for royalties in exchange for services.

During 1999, the Company issued 2,033,360 shares of common stock in settlement of notes and loans payable plus accrued interest of $422,639 resulting in a loss on extinguishment of debt of $240,096.

During 1999, the Company returned equipment originally recorded as a capital lease in settlement of outstanding balance of $3,987.


  Cash paid during the year ended December 31:
                                                    1999         1998
                                                   ------       ------

  Interest expense                               $ 58,710     $ 16,322
                                                   ======       ======
  Interest income                                $     32     $    108
                                                   ======       ======


          See accompanying notes to consolidated financial statements

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
---------------------------------------------------------------------

          (A)  Organization
          -----------------

               On December 28, 1995, Hydrogiene Corporation ("HC-Delaware") was incorporated in Delaware. The Hydrogiene Corporation ("HC-California") was incorporated in the State of California on August 21, 1997.

               On September 1, 1997, HC-Delaware, the predecessor, was merged into HC-California. The merger was treated as a combination of entities under common control and, accordingly, recorded at historical cost. The accompanying consolidated financial statements reflect the operations of both companies for the periods presented. Concurrent with the merger, HC-Delaware changed its name to Magna IV, Ltd. and was never dissolved. Therefore, it remains as an inactive subsidiary.

               On October 13, 1998, The Hydrogiene Corporation, ("THC"), a Nevada corporation, acquired all the net assets of HC-California by issuing one share of its common stock for each share of HC-California common stock outstanding. HC-California was never dissolved and remains as an inactive affiliate.

               On October 14, 1998, High Climbers, Inc. ("HCI"), an inactive Florida shell corporation quoted at that time on the NASD OTCBB, acquired all of the outstanding stock of THC. The merger agreement stipulated that HCI issue to the shareholders of THC
               2.1367 shares of HCI's common stock for every one share held by THC's stockholders. As a result of the merger, the shareholders of THC received 6,754,571 shares and became shareholders of approximately 72% of HCI. Generally accepted accounting principles require that the company whose shareholders retain a majority voting interest in a combined business be treated as the acquirer for accounting purposes. As a result, the merger was treated as an acquisition of HCI by THC and as a recapitalization of THC. Accordingly, the financial statements include the following: (1) the balance sheet consists of the THC's net assets at historical cost and HCI's net assets at historical cost and
               (2) the statement of operations includes the THC's operations for the period presented and the operations of HCI from the date of merger. HCI changed its name to The Hydrogiene Corporation (hereinafter referred to as "the Company").

               Effective December 13, 1999, the Company acquired all the outstanding shares of common stock of Decurion Corporation (Decurion), an inactive reporting shell with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 1,500,000 shares of the Company's common stock. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Decurion for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               The Company manufactures and markets a family of personal hygiene products similar to European cleansing, therapy and sitz bath systems. The Company currently is in the development stage and activities to date include fund raising, product design and development, and establishment of markets.

               (B)  Principles of Consolidation
               --------------------------------

               The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Magna IV, Ltd., The Hydrogiene Corporation, a Nevada Corporation, The Hydrogiene Corporation, a Florida Corporation, Decurion, a Delaware Corporation and Hydrogiene Corporation de Mexico, S.A. de C.V. All intercompany balances and transactions have been eliminated in consolidation. (See Note 11 (F)

               (C)  Use of Estimates
               ---------------------

               In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

               (D)  Cash and Cash Equivalents
               ------------------------------

               For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

               (E)  Inventory
               --------------

               Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consist of purchased parts and materials.

               (F)  Fair Value of Financial Instruments
               ----------------------------------------

               Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

               The carrying amounts of the Company's accounts payable, accrued liabilities, and loans payable approximates fair value due to the relatively short period to maturity for these instruments.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               (G)  Stock Options and Warrants
               -------------------------------

               In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options and Warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123.

               (H)  Property and Equipment
               ---------------------------

               Property and equipment are stated at cost and depreciated using the double-declining balance method over the estimated economic useful lives of 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

               (I)  Revenue Recognition and Cost of Goods Sold
               -----------------------------------------------

               The Company recognizes revenue upon shipment of products. Cost of goods sold in 1999 and 1998 includes the cost of impaired inventory disposed of.

               (J)  Income Taxes
               -----------------

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               (K)  Advertising Costs
               ----------------------

               In accordance with the Accounting Standards Executive Committee Statement of Position 93-7 ("SOP 93-7"), costs incurred for producing and communicating advertising of the Company are charged to operations.

               (L)  Concentration of Credit Risk
               ---------------------------------

               The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               (M)  Loss Per Share
               -------------------

               Basic and diluted net loss per common share for the years ended December 31, 1999 and 1998 and for the period from December 28, 1995 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 4(D), for purposes of computing loss per share, a nominal issuance of 2,777,641 common shares in 1998 has been treated as outstanding for all reported periods in the accompanying consolidated financial statements. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. At December 31, 1999 there were 6,395,505 common stock, warrants and options issued and outstanding that could potentially dilute earnings per share in future periods.

               (N)  Business Segments
               ----------------------

               The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

NOTE 2    INVENTORIES
---------------------

          Inventories at December 31, 1999 consist primarily of raw materials accounted for on the first-in, first-out method.

NOTE 3    PROPERTY AND EQUIPMENT
--------------------------------

          The following is a summary of property and equipment at December 31, 1999:

          Office equipment                                  $   50,299
          Equipment under capital leases                        23,623
          Automobile                                            16,012
          Computer software                                     13,607
          Furniture and fixtures                                13,268
          Leasehold improvements                                 7,718
          Less: Accumulated depreciation                       (40,870)
                                                               --------
               Property and equipment - net                 $   83,657
                                                               ========


          Depreciation expense for the years ended December 31, 1999 and 1998 and for the period from December 28, 1995 (inception) to December 31, 1999 was $18,596, $14,459 and $43,708, respectively.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


NOTE 4    DUE FROM OFFICER
--------------------------

          During 1999, the Company paid expenses on behalf of an officer. The amounts are recorded as a due from officer at December 31, 1999 and are non-interest bearing and due on demand. (See Note 9)

NOTE 5    NOTES AND LOANS PAYABLE
---------------------------------

          The following schedule reflects notes and loans payable at December 31, 1999:

          Note payable, interest at 20.27% per annum,$308 due
          monthly until August 2002, secured by an automobile
          with a book value of $7,686                               $    7,392

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                     56,000

          Note payable, interest at 12% per annum, due April
          13, 1999, unsecured, currently in default.                    25,000

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                    110,798

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                      1,700

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                      2,851

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                      1,000

          Loan payable, non-interest bearing, due on demand,
          unsecured                                                     12,500

          Note payable, interest prime plus 2% per annum,
          principal and accrued interest due March 27, 2010            168,500
                                                                     ---------
                                                                       385,741

          Less current portion                                         217,241
                                                                     ---------

                                                                    $  168,500
                                                                     =========

NOTE 6    COMMITMENTS AND CONTINGENCIES
---------------------------------------

          (A)  Capital Lease Agreements
          -----------------------------

          Future minimum lease payments under capital leases are as follows at December 31, 1999:

               2000                            $  3,500
                    Less interest                  (855)
                                                -------

                         Total                 $  2,645
                                                =======

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


          (B)  Operating Leases
          ---------------------

          The Company leases corporate office space under an operating lease. This lease has a remaining term expiring at the end of 2003.

          Future minimum lease payments under operating leases are as follows at December 31, 1999:

               2000                 $  34,600
               2001                    34,600
               2002                    34,600
               2003                    34,600
                                     --------
                                    $ 138,400
                                     ========

          Rent expense under operating leases for the years ended December 31, 1999 and 1998 and for the period from December 28, 1995 (inception) to December 31, 1999 was $46,161, $27,800, and $87,088 respectively.

          (C)  Employment Agreements
          --------------------------

          The Company entered into an employment agreement with a principal stockholder effective on August 21, 1997. The agreement calls for the individual to become the Chief Executive Officer of the Company at an annual salary of $216,000 as amended on June 14, 1999 and expiring on August 21, 2002. The agreement automatically renews for succeeding terms of three years each unless notice is received by either party prior to the expiration. The agreement also calls for medical coverage, life insurance and the use of two companies provided vehicles.

          The Company entered into an employment agreement with a stockholder effective August 21, 1997. The agreement calls for the individual to become the Vice-President of Communications for the Company at an annual salary of $75,000 expiring on August 20, 2002. The agreement automatically renews for succeeding terms of three years each unless notice is received by either party prior to the expiration. The agreement also calls for medical coverage, life insurance and the use of one company vehicle. During June 1999, the stockholder resigned her employment agreement effective immediately.

          (D)  Consulting Agreements
          --------------------------

          In 1999, the Company entered into a one-year agreement with a consultant to provide strategic planning services. The agreement calls for the consultant to receive 500,000 shares of common stock. The agreement expires on June 6, 2000. The 500,000 shares were issued in 1999 and valued for financial accounting purposes at $218,500, the fair market value of the common stock on the grant date. Consulting expense of $127,458 was recognized in 1999 and $91,042 was deducted

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


          from stockholders deficiency at December 31, 1999 to be expense over the contract life in 2000.

          (E)  License and Royalty Agreements
          -----------------------------------

               (i)  License Agreement-Related Party

               On August 21, 1997, the Company entered into a Licensing Agreement with its principal stockholder to continue development, manufacturing and marketing of the principal stockholder's personal hygiene products. This Agreement calls for a royalty payment of 3% of gross sales of all Hyrdogiene products. The Agreement calls for a minimum royalty payment of $100,000 in year one, $250,000 in year two, and $300,000 for each subsequent year. The Agreement was effective the first month the Company began sales to customers, which was December 1997. Royalty expense was $912,762, $112,583, and $1,033,632 in 1999, 1998, and for the
               period from December 28, 1995 (inception) to December 31, 1999, respectively. (See Note 7(D)). During 1999, the Company issued 6,850,000 common shares valued at the fair market value on the grant date to settle accrued royalties of $63,133, current royalty expense of $233,271 and an additional royalty expense of $684,491 to the principal stockholder at various dates during the year ended December 31, 1999. (See Note 7(D))

               (ii) Royalty Agreements

               During 1998 and 1997 the Company entered into other royalty agreements with various individuals who paid monies to the Company in exchange for stipulated royalties based on sales volume. Due to the minimal sales during 1998 and 1997, during 1999 the Company agreed to cancel all the royalty agreements, consider all amounts paid to the Company as loans, and then convert certain of these loans to common stock of the Company. (See Note 7(E))

          (F)  Indemnification
          --------------------

          The Board of Directors has authorized the indemnification of its officers, directors, agents, fiduciaries or employees against any claim, liability or expense arising against or incurred by such person acting on behalf of the Company. As of December 31, 1999 and 1998 the Company had not obtained any insurance policy providing such indemnification. During 1999 the Company incurred approximately $17,000 in legal fees on behalf of its Chairman of the Board/CEO. (See
          Note 6 (G) (iii))

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


          (G)  Litigation, Claims, and Assessments
          ----------------------------------------

               (i)   Litigation with Creditors

               The Company is party to various lawsuits, some of which have been reduced to judgements. These lawsuits and/or judgements are reflected in accounts payable as of December 31, 1999.

               (ii)  Other Significant Claims

               The Company is in process of negotiating the settlement of approximately sixty separate claims, primarily from vendors and services providers, aggregating approximately $490,900 as of the date of this report. All amounts relating to 1999, 1998, and 1997 have been expensed and accrued as accounts payable at December 31, 1999, 1998, and 1997, respectively.

               (iii) Litigation Relating to Officers and Directors

               On August 23, 1999, the City of San Diego filed a criminal complaint against The Hydrogiene Corporation, it Chief Executive Officer and director, and another director of the Company, for 120 counts of misleading statements regarding the health benefits of the Company's products and publishing a general announcement of a securities offering that did not conform to the California Corporations Code. All counts were misdemeanors. Subsequently, the court dismissed the charges against the Company and the other director and accepted the Chief Executive Officer's no contest plea. The Chief Executive Officer was sentenced to a 3-year probation on the condition that he violate no laws, perform community service and pay a $10,000 fine and $200 in restitution. Based upon the indemnification discussed in Note 6(G) above, the Company will incur the cost of the $10,000 fine.

NOTE 7    STOCKHOLDERS' DEFICIENCY
----------------------------------

               (A)  Retroactive Restatement of Capital
               ---------------------------------------

               Pursuant to the mergers, acquisitions and recapitalizations discussed in Note 1(A), all share quantities, amounts, per share data, and par value in the accompanying consolidated financial statements have been retroactive restated.

               (B)  Common and Preferred Stock
               -------------------------------

               In 1998 the Company authorized 50,000,000 shares of preferred stock at $0.0001 par value to be issued in one or more series with such rights, preferences, and restrictions as determined by the Board of Directors at the time of authorization of issuance. At December 31, 1999 there were none issued and outstanding.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------

               In March 2000, the Company increased its authorized shares of common stock from 50,000,000 to 250,000,000. (See Note 11(G))

               (C) Stock Issued for Cash
               -------------------------

               In January 1996 the Company issued 2,179,434 shares of common stock to its founders for $1,020.

               In August 1997 the Company issued 1,025,616 shares of common stock to its founders for $480.

               In December 1997 the Company issued 106,835 shares of common stock for $100,000, and 5,342 shares for $2,500 in reliance on an exemption from registration under the Securities Act of 1933, as amended.

               During the period of January to June 1998 the Company issued another 5,342 shares of common stock for cash of $2,500.

               During 1998 the Company issued 2,946,000 shares of common stock for $450,000 in reliance on a Regulation D, Rule 504 exemption from registration under the Securities Act of 1933, as amended. (See Note 7(F))

               During 1999, the Company issued 2,700,000 shares of common stock for $306,733 on reliance on a Regulation D, Rule 504 exemption from registration under The Securities Act of 1933, as amended.

               (D) Stock Issued for Services
               -----------------------------

               In December 1997 the Company issued 149,569 common shares for services valued for financial accounting purposes at $140,000 based upon the then recent cash offering price of the material cash issuance of 106,835 shares discussed in Note 7(C).

               During the period from January to September 1998 the Company issued 2,942,878 common shares for services performed in 1998 to employees, officers, directors and third parties. The shares were valued for financial accounting purposes based upon the then most recent cash offering price of the material cash issuance of 106,835 shares discussed in Note 7(C). Accordingly, compensation expense of $2,754,666 was recognized.

               During the period from January to June 1998 the Company issued 309,821 common shares and in October 1998 issued 29,914 common shares to officers for $159,000 in accrued salaries. The difference between the exchange price and the fair market value based upon the most recent cash offering price of the material cash issuance of 106,835 shares discussed in Note 7(C) aggregating $159,000 was recognized as additional compensation expense at the issuance date.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               On October 13 and October 14, 1998 the Company recapitalized through a reincorporation and merger, respectively. (See Note 1(A))

               On November 18, 1998 the Company issued 45,000 common shares for accrued royalty fees due to a related party of $45,000. The difference between the $1.00 per share price and the $0.1527 per share recent cash offering price under a private placement (see
               Note 7(C)) was recorded as additional paid-in capital.

               During the period from October 14, 1998 to December 31, 1998 the Company issued 200,000 common shares for services performed in 1998 valued for financial accounting purposes at the then recent cash offering price under a private placement of $0.1527 per share. Compensation expense of $30,540 was recognized on the grant date.

               During 1999, the Company issued 6,850,000 shares of common stock valued at the fair market value on the grant date based on the quoted trading price for accrued and current royalty fees due to a related party of $960,000. (See Note 6(E)

               During 1999, the Company issued 1,506,666 shares of common stock valued at the fair market value at the grant date based on the quoted trading price for accrued and current officers salaries of $1,042,291. (See Note 6(C)

               During 1999, the Company issued 185,000 shares of common stock valued at the fair market value on the grant date based on the quoted trading price as bonuses recognized as compensation expense in 1999 of $100,550.

               During 1999, the Company issued 14,874,054 shares of common stock for services performed in 1999 valued at the fair market value on the grant date based on the quoted trading price. Consulting expense of $2,242,132 was recognized on the grant date.

               On December 3, 1999, the Company acquired Decurion Corporation in exchange for 1,500,000 shares of common stock. (See Note 1(A))

               (E) Stock Issued for Debt
               -------------------------
               During 1999, the Company issued 2,033,360 shares of common stock in exchange of notes and loans payable plus accrued interest of $422,639 resulting in a loss on extinguishment of debt of $240,096.

               (F) Common Stock Warrants
               -------------------------

               The Company issued 320,505 warrants during 1998, at an exercise price of $0.25 per share as consideration for assistance with the $450,000 cash offering. The fair market value of the warrants, aggregating $ 41,665, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               0%, risk-free interest rate 5.0%, expected option life 1 year. The value of the warrants is a direct offering expense and accordingly, was charged to equity in 1998.

               The Company issued 230,000 warrants during 1998, at an exercise price of $0.25 per share to a 1998 advertising service provider. The fair market value of the warrants, aggregating $ 29,900, was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate 5.0%, expected option life 1 year. The $29,900 was charged to 1998 selling, general and administrative expense at the grant date.

               (G) Common Stock Options
               ------------------------

               The Company issued 75,000 options during 1999 at an exercise price of $.80 per share to various note holders. The options were valued at $39,750, the fair market value at the grant date. The amount was recorded as a discount on notes issued and amortized as interest expense over 90 days, the life of the notes.

               The Company issued 3,000,000 options during 1999 at an exercise price of $.15 per share to a consultant for services preformed in 1999. The fair market value of the options, aggregating $870,000, was estimated on the grant date using the Black-Scholes option pricing model as requires under SFAS 123 with the following weighted average assumptions and expected dividend yield 0%, volatility 239%, risk-free interest rate of 5%, expected options life 2 years. The $870,000 was charged to 1999 consulting expense.

               The Company issued 3,000,000 options during 1999 at an exercise price of $.15 per share to an officer. The Company accounts for employee stock options in accordance with the intrinsic value method prescribed in the APB No. 25. Accordingly, no compensation expense is recognized at the time stock options are granted. Had employee compensation expense been determined based on the fair value at the grant date for options granted consistent with SFAS No. 123, net loss for 1999, 1998 and for the period December 28, 1995 (inception) to December 31, 1999 would have been $(7,050,458), $(4,174,077) and $(11,965,380), and basic and diluted, not loss per share would have been $(.37), $(.48) and $(1.20), respectively. The fair market value of the options was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 239%, risk-free interest rate of 5%, expected option life of 2 years.

NOTE  8   INCOME TAXES
----------------------

               Income tax expense (benefit) for the years ended December 31, 1999 and 1998 is summarized as follows:

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------

                                                                       1999                 1998
                                                                       ----                 ----
               Current:
                 Federal                                       $           -         $           -
                 State                                                     -                     -
                 Deferred-Federal and State                          2,353,114             1,192,403
                 Change in Valuation Allowance                      (2,353,114)           (1,192,403)
                                                               ---------------       ----------------
               Income tax expense (benefit)                    $           -         $           -
                                                               ===============       ================

               The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 1999 and 1998, as follows:
                                                                        1999                 1998
                                                                        ----                 ----

               U.S. Federal income tax provision (benefit)        $  (2,101,356)     $    (1,419,186)
                Nondeductible stock based compensation                1,755,652            1,080,556
                Effect of net operating loss carryforward               345,704              338,630
                                                                  -------------      ---------------
                                                                  $         -        $           -
                                                                  =============      ===============

               The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                       1999                 1998
                                                                       ----                 ----

                  Deferred tax assets:
                    Net operating loss carryforward               $     888,492      $       338,630
                    Stock based compensation                          2,883,808            1,080,556
                                                                  -------------      ---------------
                       Total gross deferred tax assets                3,772,300            1,419,186
                    Less valuation allowance                          3,772,300            1,419,186
                                                                  -------------      ---------------
                  Net deferred tax assets                         $         -        $           -
                                                                  =============      ===============

               At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,613,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2019.

               The valuation allowance at January 1, 1999 was $1,419,186. The net change in the valuation allowance during the year ended December 31, 1999 was an increase of approximately $2,353,114.

NOTE  9        RELATED PARTIES
------------------------------

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               Accrued compensation to officers was exchanged for common stock (See Note 7).

               The Company has a license agreement with its principal stockholder whereby royalties are paid to that stockholder based on product sales and stipulated minimum payments (See Note 6
               (E)(i)).

               Accrued royalty fees to a principal stockholder were exchanged for common stock (See Notes 6(E)(i) and 7(D)).

               The Company has an employment agreement with its principal stockholder (See Note 6(C).

               During 1999 and 1998, the Company paid expenses on behalf of an affiliate owned by the Chief Executive Officer. These amounts were charged against loans and accrued salaries due to that officer and recorded as a due from officer.

               The Company indemnifies its officers and directors. (See Note
               6(F))

NOTE  10       GOING CONCERN
----------------------------

               As reflected in the accompanying financial statements, the Company's recurring losses, working capital deficiency, and stockholders' deficiency of $6,180,458, $1,312,878 and $1,327,721, respectively, raise substantial doubt about its ability to continue as a going concern. The Company has continuing losses during 2000. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

               The Company has continued its product design and development efforts to increase the marketability of its products. In addition, the Company has settled various loans payables and other liabilities during 2000 through the issuance of its common stock. (See Note 11) The company intends to file a Form SB-2 with the Securities and Exchange Commission during the year 2000 to raise additional equity capital. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE  11       SUBSEQUENT EVENTS
--------------------------------

                 (A)  Acquisitions
                 -----------------

                 In March 2000, the Company entered into two memoranda of understandings to acquire the assets of Lifequest, Inc. and National Brokers and Distributors. The acquisitions are scheduled to close in April 2000. As of the date of the accompanying audit report, the acquisition agreements have not been finalized.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------

               (B) Private Placement and Other Stock Issuances
               -----------------------------------------------

               During the period January 1, 2000 through March 25, 2000, the Company issued 2,564,000 common shares for consulting services. The shares were valued at their fair market value aggregating $ 4,671,280 for financial reporting purposes based on the quoted market price of the stock on the grant dates. The value was charged to consulting expense in 2000 since all services were performed in that year.

               During the period January 1, 2000 through March 25, 2000, the Company issued 98,199 common shares for debt of $ 213,063. The shares were valued at their fair market value aggregating $ 199,375 for financial reporting purposes based on the quoted market price of the stock on the grant dates. The Company recognized a gain on debt extinguishment of $ 13,688 at the exchange dates.

               (C) Consulting Agreements
               -------------------------

               During January 2000, the Company entered into a 90 day consulting agreement whereby the Company will be provided investor relation services. The contract automatically renews for a 90-day period unless canceled by either party. The agreement also calls for a monthly payment of $2,500.

               During January 2000, the Company entered into a consulting agreement whereby the Company will be provided representation before the California State Legislature and related state agencies. The agreement calls for a monthly payment of $2,500. The agreement may be terminated with 60 days written notice by either party.

               During January 2000, the Company entered into a product development and manufacturing agreement with LifeQuest, Inc. The agreement calls for LifeQuest to develop product formulations for the Company at a stipulated fee plus future royalties. As of March 2000, the Company has entered into a memorandum of understanding to acquire the assets of LifeQuest, Inc. (See Note 11(A)

               (D) Subsequent Borrowings
               -------------------------

               During the period January 1,2000 through March 25, 2000, the Company borrowed $ 1,942,500 from an individual. The note accrues interest at prime plus 2% per annum, principal and interest due March 27, 2010.

               (E) Subsequent Operations
               -------------------------

               The Company has had continuing losses through the date of this report. (See Note 10)

               (F) Subsequent Dissolution
               --------------------------

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            -----------------------


               The Company dissolved The Hydrogiene Corporation-Nevada, an inactive subsidiary, during March 2000.

               (G) Subsequent Articles of Incorporation Amendment
               --------------------------------------------------

               On March 24, 2000, the Company changed the number of shares authorized from 50,000,000 to 250,000,000. (See Note 7(B))

                                   PART III

ITEM 1.   INDEX TO EXHIBITS

     Exhibit 2 - Amended and Restated Articles of Incorporation and By-Laws of The Hydrogiene Corporation (f/k/a High Climbers, Inc.), is incorporated by reference from the Company's 8-K/A report filed by the Company on February 25, 2000.

     Exhibit 3(i) - Form of Common Stock Purchase Warrants with Seascape Management Company, LLC, Fern Stotsenberg, Bradley Gardner, Aerial Gardner, Gregory Gardner and Philip Gardner

     Exhibit 3(ii) - Form of Warrant to Purchase Common Stock, with Evergreen Financial Services, Inc., dated August 25, 1998

     Exhibit 6 (i) - License Agreement dated August 21, 1997, as amended on September 1, 1997.

     Exhibit 6(ii) - Hydrogiene Employment Contract dated October 1997 with Charles Kallmann.

     Exhibit 6(iii) - Hydrogiene Stock Option Agreement dated August 11, 1999 with Charles Kallmann.

     Exhibit 6(iv) - Hydrogiene Stock Option Agreement dated August 11, 1999 with Michael Brette.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Hydrogiene Corporation


Dated: April 12, 2000               /s/ Charles Kallmann

                                    Charles Kallmann


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael Brette             Executive Vice President, Director      April 13, 2000
    ---------------------------
     Signature and Title

By: /s/ Charles W. Kallmann        Chief Executive Officer, Director       April 13, 2000
    ---------------------------
     Signature and Title

By: /s/ John Aguero                President, Director                     April 13, 2000
    ---------------------------
     Signature and Title

By: /s/ Norman Arikawa             Director                                April 13, 2000
    ---------------------------
     Signature and Title

By: /s/ Charles Grosek             Director                                April 13, 2000
    ---------------------------
     Signature and Title

By: ___________________________
     Signature and Title