Form 10QSB
period 2000-03-31
HYDROGIENE CORP/NV
filed 2000-05-22
CIK 1088786

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

Commission file number: 0-26417

                           THE HYDROGIENE CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Florida                                   91-1853701
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or organization)

             12335 World Trade Drive, Suite 8, San Diego, CA 92128
              (Address of principal executive offices) (Zip Code)

                                 (858) 675-8033
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2000, the issuer had 45,816,385 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet as of March 31, 2000

Consolidated Balance Sheet as of December 31, 1999

Unaudited Consolidated Statements of Operations for the Quarters Ending March 31, 2000 and March 31, 1999

Unaudited Consolidated Statements of Operations for the period beginning with inception and ending on March 31, 2000

Unaudited Consolidated Statements of Operations for the Years Ending March 31, 2000 and March 31, 1999

Unaudited Consolidated Statements of Cash Flows for the Quarters ending March 31, 2000 and March 31, 1999

Unaudited Consolidated Statements of Cash Flows for the period beginning with inception and ending on March 31, 2000.

Notes to Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is currently a development stage company and has placed primary emphasis on product development and testing and customer test marketing. The Company has made limited sales of its products and has been, and is currently operating at a loss. The Company requires additional funding to continue its operations and to accomplish its growth objectives and marketing of its products.

     The Company plans to raise an additional $10,000,000 pursuant to a Form SB-2 to be filed in the second quarter of the year 2000, which will provide working capital to fund the Company's operations for the remaining nine months of the year 2000. The Company believes that after this round of funding is in place, the Company will not need to raise additional funds for the remainder of the year 2000.

     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE HYDROGIENE CORPORATION, a Florida Corporation, vs. AMERICAN BIDET COMPANY, a
--------------------------------------------------------------------------------
Florida Corporation, doing business as Mr. Bidet, Continental Bidet and/or US
-----------------------------------------------------------------------------
Bidet and ARNOLD COHEN, individually and doing business as Bidet  Products
--------------------------------------------------------------------------
Consumer Reports and DOES 1 through 100, inclusive.   United States District
---------------------------------------------------
Court, Southern District of California, Case No. 00 CV 0839 H. This action was commenced on April 25, 2000 by the Company filing a Complaint For Trademark Infringement, Unfair Competition, Defamation, and Preliminary and Permanent Injunction arising from defendants improper use of the trade name "Hydrogiene" on two websites and slanderous statements made on those websites. Relief sought - damages and injunction.

G. KRISHNA KUMAR, M.D., individually, and as Trustee for the KUMAR PENSION TRUST
--------------------------------------------------------------------------------
vs. HYDROGIENE CORPORATION, a Florida corporation, and CHARLES KALLMANN.  State
------------------------------------------------------------------------
of Michigan, Circuit Court for the County of Oakland, Case 00-021462-CK. The action commenced on March 8, 2000. This is an action against Hydrogiene and Kallmann for alleged breach of an agreement to issue unrestricted stock. Causes of action have been alleged for breach of contract, fraud, and innocent misrepresentation. Relief sought - damages.

BRITISH FAR EAST HOLDINGS, LTD., a Delaware corporation vs. THE HYDROGIENE
--------------------------------------------------------------------------
CORPORATION, a Florida corporation, and DOES 1 through 10, inclusive.  Superior
--------------------------------------------------------------------
Court of California, County of San Diego, Case No.727621. Action commenced in 1998. Action against Hydrogiene for alleged breach of contract. Hydrogiene conceded it owed $18,000 plus issuance of certain stock to plaintiff and offered same. The action went to trial in January, 2000. Plaintiff received the amount previously offered by defendant. Plaintiff has not entered formal judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first quarter of 2000, the Company issued 3,308,804 shares of common stock. Of those shares, 3,210,605 shares were issued in payment of services having an aggregate value of $5,850,997 and 98,199 shares were issued for the conversion or repayment of debt with an aggregate value of $199,375. Each of these transactions resulted in the issuance of restricted shares in private transactions with persons or entities with whom the Company had a pre-existing business relationship.

ITEM 5.  OTHER INFORMATION

     PURCHASE OF EQUIPMENT

     Through a wholly owned subsidiary being formed, the Company expects to purchase certain equipment for use in the manufacture of some of its products in exchange for this issuance of 200,000 shares of its common stock and the assumption of the liabilities which presently encumber the equipment in the amount of approximately $30,000. The equipment will be acquired from Lifequest, Inc., a Utah corporation and the transaction is expected to take place in May of 2000.

     PURCHASE OF UNIQUE FORMULAS, PROCESSES AND TRADEMARKS FOR USE WITH THE COMPANY'S PRODUCTS

     Through a wholly owned subsidiary being formed, the Company plans to purchase certain formulas, processes and trademarks for use in connection with the manufacture and sale of a new line of beauty and skin care products, which the Company believes are compatible with its Theraclenze and Mediclenze products. The trademarks associated with the formulas and processes are well recognizable. Such formulas and processes are unique and the Company believes that such formulas, processes and trademarks will enable the Company to market its Theraclenze and Mediclenze and other products more successfully. The Company anticipates that the cost of such formulas, processes and trademarks will be approximately $3,150,000 and that the purchase will be completed in May of 2000.

     ACQUISITION OF NEW NAME FOR USE IN MARKETING THE COMPANY'S PRODUCTS

     In a transaction related to the purchase of formulas, processes and trademarks, the Company plans to purchase the name "Life Quest, Inc." from a Utah corporation. The Company plans to use the name Life Quest, Inc. in connection with the marketing of these new products and other products of the Company. The Company anticipates it will be able to acquire the name Life Quest, Inc. for a nominal amount and that the acquisition will take place simultaneous with the acquisition of the formulas, processes and trademarks mentioned above.

     PURCHASE OF BUILDING FOR ASSEMBLY OF PRODUCTS

     Through one of its subsidiaries, the Company plans to purchase a commercial building in Orem, Utah in May of 2000 which will house its cosmetics and skin care products manufacturing operations. The Company expects the purchase price to be approximately $720,000.

     NATIONAL BROKERS & DISTRIBUTORS

     The Company has entered into a memorandum of understanding to acquire one half of the ownership of National Brokers & Distributors from National Capital Companies. The documentation has not yet been finalized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Form 10-QSB:

          2 Amended and Restated Articles of Incorporation and Bylaws of The Hydrogiene Corporation (f/k/a High Climbers, Inc.), is incorporated by reference from the Company's 8-K/A report filed with the SEC on February 25, 2000.

          3.1 Form of Common Stock Purchase Warrants with Seascape Management Company, LLC, Fern Stotsenberg, Bradley Gardner, Aerial Gardner, Gregory Gardner and Philip Gardner, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          3.2 Form of Warrant to Purchase Common Stock, with Evergreen Financial Services, Inc., dated August 25, 1998, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          6.1 License Agreement dated August 21, 1997, as amended on September 1, 1997, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          6.2 Hydrogiene Employment Contract dated October 1997 with Charles Kallmann, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          6.3 Hydrogiene Stock Option Agreement dated August 11, 1999 with Charles Kallmann, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          6.4 Hydrogiene Stock Option Agreement dated August 11, 1999 with Michael Brette, is incorporated by reference from the Company's Form 10-KSB filed with the SEC on April 14, 2000.

          27.1  Financial Data Schedule (electronically filed herewith).

     (b)  REPORTS ON FORM 8-K

The issuer filed a Form 8-K on December 13, 1999, which was amended by the filing of a Form 8-K/A on February 29, 2000 (pursuant to a Form TH). The Form 8-K/A was filed electronically on March 1, 2000, and was subsequently amended by a further Form 8-K/A filed on March 6, 2000, to correct typographical errors in the financial statements. The purpose of the initial filing was to report the acquisition of Decurion Corporation, and to make the Rule 12g-3(a) election for the issuer to become a successor issuer to Decurion Corporation for reporting purposes. The purpose of the amendments on Form 8-K/A was to file the audited financial statements of the issuer for the year ended December 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The Hydrogiene Corporation
                                    A Florida corporation
                                         (Registrant)

Date: May 19, 2000      /s/ Charles W. Kallmann
                        --------------------------------------------
                        Charles W. Kallmann, Chief Executive Officer


Date: May 19, 2000      /s/ Charles W. Kallmann
                        ---------------------------------------------
                        Charles W. Kallmann, Chief Accounting Officer

                          THE HYDROGIENE CORPORATION
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                                                  March 31, 2000
                                                                   (Unaudited)        December 31, 1999
                                                                 ---------------      -----------------
                         ASSETS
                         ------
CURRENT ASSETS
 Cash                                                            $     102,750            $         -
 Marketable securities                                                   1,938                      -
 Accounts receivable                                                       903                      -
 Inventories                                                           160,433                 35,036
 Due from officer                                                       12,500                 12,500
 Prepaid expenses                                                       73,466                 13,853
                                                                 -------------            -----------
  Total current assets                                                 351,990                 61,389
                                                                 -------------            -----------
PROPERTY & EQUIPMENT - NET                                             302,081                 83,657
                                                                 -------------            -----------

ADVANCES - PURSUANT TO MERGER                                           45,881                      -
                                                                 -------------            -----------

TOTAL ASSETS                                                     $     669,952            $   145,046
                                                                 =============            ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                  $           -            $    57,152
 Accounts payable                                                      666,142                936,595
 Payroll tax payable and accrued                                        51,421                 84,223
 Interest payable                                                            -                  6,411
 Loans payable - current                                               596,991                217,241
 Obligation under capital lease - current                                    -                  2,645
                                                                 -------------            -----------
  Total Current Liabilities                                          1,314,554              1,304,267
                                                                 -------------            -----------

LONG-TERM LIABILITIES
 Loans payable                                                       1,616,600                168,500
                                                                 -------------            -----------

TOTAL LIABILITIES                                                    2,931,154              1,472,767
                                                                 -------------            -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 50,000,000 shares
  authorized, none issued and outstanding                                    -                     -
 Common stock, $.0001 par value, 250,000,000 shares authorized,
  45,301,385 and 41,992,581 shares issued and outstanding                4,530                  4,199
 Additional paid-in capital                                         15,849,918              9,854,502
 Other comprehensive loss                                               (2,027)                     -
 Accumulated deficit during development stage                      (18,047,206)           (11,095,380)
                                                                 -------------            -----------
                                                                    (2,194,785)            (1,236,679)
 Less: stock issued for future services                                (36,417)               (91,042)
                                                                 -------------            -----------

  Total Stockholders' Deficiency                                    (2,231,202)            (1,327,721)
                                                                 -------------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $     699,952            $   145,046
----------------------------------------------                   =============            ===========

          See accompanying notes to consolidated financial statements.

                          THE HYDROGIENE CORPORATION
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                                                         For the period from
                                               For the three month        For the three month             December 28, 1995
                                                   period ended              period ended                  (inception) to
                                                  March 31, 2000            March 31, 1999                 March 31, 2000
                                                   (Unaudited)                (Unaudited)                    (Unaudited)
                                               ------------------          -------------------           ------------------
SALES                                          $            2,910          $             7,451           $           39,606

COST OF SALES                                               5,393                       15,290                      211,229
                                              -------------------          -------------------           ------------------

GROSS LOSS                                                 (2,483)                      (7,839)                    (171,623)
                                              -------------------          -------------------           ------------------

OPERATING EXPENSES
 Officer compensation                                     154,793                      763,666                    3,510,224
 Consulting                                             6,078,364                      252,450                   10,278,341
 Employee compensation and taxes                           92,801                       62,648                      584,786
 Depreciation                                              22,735                        4,649                       66,442
 Professional fees                                         55,900                       73,893                      551,759
 Research and development                                 106,417                        3,500                      179,607
 Royalty expense                                          196,383                      228,190                    1,230,015
 Advertising                                               88,875                       18,992                      286,223
 Other selling, general and administrative                175,579                       49,413                      892,729
                                              -------------------          -------------------           ------------------
  Total Operating Expenses                              6,971,847                    1,457,401                   17,580,126

LOSS FROM OPERATIONS                                   (6,974,330)                  (1,465,240)                 (17,751,749)
                                              -------------------          -------------------           ------------------

OTHER INCOME (EXPENSE)
 Interest expense                                          (4,611)                     (14,678)                     (83,885)
 Gain (loss) on abandonment of
  leasehold improvements and
  equipment                                                     -                            -                        1,189
 Interest income                                            3,217                           25                        3,437
                                              -------------------          -------------------           ------------------
  Total Other Income (Expense)                             (1,394)                     (14,653)                     (79,259)
                                              -------------------          -------------------           ------------------

LOSS BEFORE EXTRAORDINARY ITEM                         (6,975,724)                  (1,479,893)                 (17,831,008)

EXTRAORDINARY ITEM
 Gain (Loss) on debt extinguishment                        23,898                            -                     (216,198)
                                              -------------------          -------------------           ------------------
NET LOSS                                      $        (6,951,826)         $        (1,479,893)          $      (18,047,206)
--------                                      ===================          ===================           ==================

Net loss per share - basic and diluted        $             (0.16)    $                  (0.12)    $                  (1.51)
                                              ===================          ===================           ==================

Weighted average number of shares
 outstanding during the period -
 basic and diluted                                     42,788,712                   12,503,368                   11,931,861
                                              ===================          ===================           ==================

          See accompanying notes to consolidated financial statements.

                 THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                                            For the period from
                                                              For the three        For the three month       December 28, 2995
                                                           month period ended          period ended            (inception) to
                                                             March 31, 2000           March 31, 1999           March 31, 2000
                                                               (Unaudited)             (Unaudited)              (Unaudited)
                                                         --------------------    ---------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                 $        (6,951,826)   $         (1,479,893)    $        (18,047,206)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                         22,735                   4,649                   66,442
 Loss on abandonment of assets                                              -                                           (1,189)
 Expenses incurred on issuance of common stock                      5,850,997               1,545,466               14,332,784
 (Gain) Loss on extinguishment of debt                                (23,898)                                         216,198
 Changes in operating assets and liabilities:
  Increase (decrease) in:
   Accounts receivable                                                   (903)                   (274)                    (903)
   Prepaid expense                                                    (59,613)                (70,476)                 (73,466)
   Inventories                                                       (125,397)                (66,246)                (160,433)
   Cash overdraft                                                     (57,152)                 (8,187)                       -
   Accounts payable                                                  (208,576)                117,870                  728,019
   Payroll taxes payable and accrued                                  (39,213)               (149,188)                  60,663
   Advances                                                           (45,881)                      -                  (45,881)
                                                          -------------------    --------------------     --------------------
   Net Cash Used In Operating Activities                           (1,638,727)               (106,279)              (2,924,972)
                                                          -------------------    --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                                     (3,965)                      -                   (3,965)
 Purchase of property and equipment                                  (241,159)                (34,890)                (326,687)
                                                          -------------------    --------------------     --------------------
  Net cash used in investing activities                              (245,124)                (34,890)                (330,652)
                                                          -------------------    --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of loan                                                     (7,392)                      -                 (332,455)
 Payment on capital lease obligations                                  (2,645)                      -                  (19,636)
 Loan proceeds                                                      1,996,638                       -                2,859,732
 Due from officer                                                           -                       -                  (12,500)
 Issuance of common stock                                                   -                 100,000                  863,233
                                                          -------------------     -------------------     --------------------
  Net Cash Provided By Financing Activities                         1,986,601                 100,000                3,358,374
                                                          -------------------     -------------------     --------------------

NET INCREASE (DECREASE) IN CASH                                       102,750                 (41,169)                 102,750

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            -                  41,169                        -
                                                         --------------------    --------------------     --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $            102,750    $                  -     $            102,750
------------------------------------------

NON-CASH INVESTING AND FINANCING:
 Common stock exchanged for notes payable:               $            199,375    $                  -     $            622,014
                                                         ====================    ====================     ====================
 Equipment acquired under capital lease                  $                  -    $                  -     $             19,636
                                                         ====================    =====================    ====================
                                                                                 $
CASH PAID AND RECEIVED DURING THE PERIODS FOR:
 Interest expense                                        $              4,611    $                  -     $             80,745
                                                         ====================    ====================     ====================
 Interest income                                         $              3,217    $                 25     $              3,437
                                                         ====================    ====================     ====================

          See accompanying notes to consolidated financial statements.

                          THE HYDROGIENE CORPORATION
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1    BASIS OF PRESENTATION
------    ---------------------

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

NOTE 2    LOANS
------    -----

          During the three months ended March 31, 2000, the Company entered into notes payable of $1,996,638. The notes bear interest of prime plus 2% annum, principle and accrued interest due March 27, 2010.

NOTE 3    STOCKHOLDERS' EQUITY
------    --------------------

          (A) Conversion of Notes into Common Stock
          -----------------------------------------

          During the three months ended March 31, 2000, three loans and accounts payable aggregating $223,273 were converted into 98,199 common shares. The shares were issued aggregating $199,375. The shares were valued at the quoted trading price on the conversion dates resulting in a gain on extinguishment of debt of $23,898.

          (B) Issuance of Common Stock for Services
          -----------------------------------------

          During the three months ended March 31, 2000, 3,210,605 common shares were issued for services to various service providers. The shares were valued at $5,850,997, the quoted trading prices on the agreement dates.

                          THE HYDROGIENE CORPORATION
                               AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2000
                             --------------------

NOTE 4    PENDING ACQUISITIONS
------    --------------------

          The Company has entered into three memoranda of understandings to acquire certain assets and formulas from Lifequest, Inc., a building from partners related to Lifequest, Inc. and certain assets from National Brokers and Distributors. The acquisitions are scheduled to close in May 2000. As of the date of this filing, the acquisition agreements have not been finalized.

NOTE 5    LEGAL MATTERS
------    -------------

          The Company is subject to a lawsuit seeking damages for breach of an agreement to issue unrestricted stock, fraud, and innocent misrepresentation. The Company has not yet assessed the likely outcome of this lawsuit.