Form 10QSB
period 2000-06-30
HYDROGIENE CORP/NV
filed 2000-08-21
CIK 1088786

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 21, 2000, the issuer had 67,331,058 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

                           THE HYDROGIENE CORPORATION
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS



PAGE   1       INDEPENDENT ACCOUNTANTS' REPORT

PAGE   2       BALANCE SHEETS AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

PAGE   3       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
               ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FROM DECEMBER 28, 1995
               (INCEPTION) TO JUNE 30, 2000 (UNAUDITED)

PAGE   4       STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2000
               AND JUNE 30, 1999 AND FROM DECEMBER 28, 1995 (INCEPTION) TO JUNE
               30, 2000 (UNAUDITED)

PAGE   5       NOTES TO FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
         The Hydrogiene Corporation & Subsidiaries
         (a development stage company)


We have reviewed the accompanying consolidated balance sheet and the related consolidated statements of operations and consolidated cash flows of The Hydrogiene Corporation and Subsidiaries (a development stage company) as of June 30, 2000, and for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

We conduct our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




WEINBERG & COMPANY, P.A.



BOCA RATON, FL
August 10, 2000

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30, 2000
                                                                                       (Unaudited)      December 31, 1999
                                                                                      -------------     -----------------
                                                        ASSETS
CURRENT ASSETS
  Cash                                                                                 $     11,563       $         --
  Marketable securities                                                                       1,156                 --
  Accounts receivable                                                                         1,577                 --
  Inventories                                                                               281,010             35,036
  Due from officer                                                                          114,004             12,500
  Prepaid expenses and other assets                                                          58,855             13,853
  Other receivable                                                                            1,909                 --
                                                                                       ------------       ------------
     Total Current Assets                                                                   470,074             61,389
                                                                                       ------------       ------------

PROPERTY & EQUIPMENT - NET                                                                  351,308             83,657
                                                                                       ------------       ------------

OTHER ASSETS
  Advances - Pursuant to merger                                                             306,883                 --
  Intangible assets, net                                                                    930,418                 --
                                                                                       ------------       ------------
     Total Other Assets                                                                   1,237,301                 --
                                                                                       ------------       ------------

TOTAL ASSETS                                                                           $  2,058,683       $    145,046
                                                                                       ============       ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Cash overdraft                                                                       $         --       $     57,152
  Accounts payable                                                                          729,287            936,595
  Payroll payable                                                                            77,347                 --
  Payroll tax payable and accrued                                                           101,834             84,223
  Interest payable                                                                            5,333              6,411
  Loans payable                                                                           1,591,122            217,241
  Obligation under capital lease - current                                                       --              2,645
                                                                                       ------------       ------------
     Total Current Liabilities                                                            2,504,923          1,304,267
                                                                                       ------------       ------------

LONG TERM LIABILITIES
  Loans payable                                                                                  --            168,500
                                                                                       ------------       ------------

TOTAL LIABILITIES                                                                         2,504,923          1,472,767
                                                                                       ------------       ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and
     outstanding                                                                                 --                 --
  Common stock, $.0001 par value, 250,000,000 shares authorized, 62,463,944 and
     41,992,581 shares issued and outstanding                                                 6,247              4,199
  Additional paid-in capital                                                             31,745,163          9,854,502
  Other comprehensive loss                                                                   (2,808)                --
  Accumulated deficit during development stage                                          (31,429,216)       (11,095,380)
                                                                                       ------------       ------------
                                                                                            319,386         (1,236,679)
     Less: stock issued for future services                                                (765,626)           (91,042)
                                                                                       ------------       ------------

     Total Stockholders' Deficiency                                                        (446,240)        (1,327,721)
                                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $  2,058,683       $    145,046
                                                                                       ============       ============

          See accompanying notes to consolidated financial statements.

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                        For the
                                                                                                                      Period From
                                              For the Three     For the Three      For the Six       For the Six   December 28, 1995
                                              Months Ended      Months Ended      Months Ended      Months Ended     (Inception) to
                                              June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999     June 30, 2000
                                              -------------     -------------     -------------     -------------  -----------------
SALES                                         $      4,262      $     10,369      $      7,172      $     17,820      $     43,868

COST OF GOODS SOLD                                  12,806            17,412            18,199            32,702           224,035
                                              ------------      ------------      ------------      ------------      ------------

GROSS LOSS                                          (8,544)           (7,043)          (11,027)          (14,882)         (180,167)
                                              ------------      ------------      ------------      ------------      ------------

OPERATING EXPENSES
  Royalty                                           75,000           228,190           271,383           456,380         1,305,015
  Advertising                                      213,876                --           302,751            18,992           500,099
  Consulting                                     6,659,009           790,125        12,737,373         1,042,575        16,937,350
  Officer compensation                           4,728,000           171,000         4,882,793           934,666         8,238,224
  Employee compensation and taxes                  693,526            22,121           786,327            84,769         1,278,312
  Research and development                          53,169                --           159,586             3,500           232,776
  Professional fees                                486,138                --           542,038            73,893         1,037,897
  Depreciation and amortization                    108,422             4,649           131,157             9,298           174,864
  Bad debt expense                                 123,000                --           123,000                --           123,000
  Selling, general and administrative              259,508            50,134           435,087            99,547         1,152,237
                                              ------------      ------------      ------------      ------------      ------------
     Total Operating Expenses                   13,399,648         1,266,219        20,371,495         2,723,620        30,979,774
                                              ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                           (13,408,192)       (1,273,262)      (20,382,522)       (2,738,502)      (31,159,941)
                                              ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Interest expense                                  (2,193)          (14,678)           (6,804)          (29,356)          (86,078)
  Interest income                                    1,375                --             4,592                25             4,812
  Gain (loss) on abandonment of leasehold
    improvements and equipment                          --                --                --                --             1,189
                                              ------------      ------------      ------------      ------------      ------------
      Total Other Income (Expense)                    (818)          (14,678)           (2,212)          (29,331)          (80,077)

LOSS BEFORE EXTRAORDINARY ITEM                 (13,409,010)       (1,287,940)      (20,384,734)       (2,767,833)      (31,240,018)
                                              ------------      ------------      ------------      ------------      ------------

EXTRAORDINARY ITEM
  Gain (loss) on debt extinguishment                27,000           (46,250)           50,898           (46,250)         (189,198)
                                              ------------      ------------      ------------      ------------      ------------

NET LOSS                                      $(13,382,010)       (1,334,190)      (20,333,836)       (2,814,083)      (31,429,216)
                                              ============      ============      ============      ============      ============

Net loss per share                            $      (0.26)            (0.09)            (0.43)            (0.20)            (2.22)
                                              ============      ============      ============      ============      ============

Weighted average number of shares
   outstanding - basic and diluted              51,512,454        15,218,145        47,102,283        13,860,756        14,144,440
                                              ============      ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                  THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              For the
                                                                          For the           For the         period from
                                                                         six month         six month     December 1, 1995
                                                                       period ended      period ended     (inception) to
                                                                       June 30, 2000     June 30, 1999     June 30, 2000
                                                                        (Unaudited)       (Unaudited)       (Unaudited)
                                                                       -------------     -------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                            $(20,333,836)     $ (2,814,083)     $(31,429,216)
   Adjustments to reconcile net loss to net cash used in operating activities:
  Bad debt expense                                                          123,000                --           123,000
  Depreciation and amortization                                             131,157             9,298           174,864
  Loss on abandonment of assets                                                  --                --            (1,189)
  Expenses incurred on issuance of common stock                          17,580,562         2,656,591        26,062,349
  (Gain) Loss on extinguishment of debt                                     (27,000)           46,250           189,198
  Changes in operating assets and liabilities:
     Increase (decrease) in:
      Accounts receivable                                                    (1,577)           (1,525)           (1,577)
      Other receivable                                                       (1,909)               --            (1,909)
      Prepaid expense                                                       (45,002)              135           (58,855)
      Inventories                                                          (245,974)               --          (281,010)
      Advances - merger                                                    (429,883)               --          (429,883)
     (Increase) decrease in:
      Cash overdraft                                                        (57,152)          (14,450)               --
      Accounts payable                                                     (145,432)          (96,451)          791,163
      Interest payable                                                       (1,078)               --            14,575
      Payroll taxes payable and accrued                                      17,611                --           101,834
      Payroll payable                                                        77,347                --            77,347
                                                                       ------------      ------------      ------------
        Net Cash Used In Operating Activities                            (3,359,166)         (214,235)       (4,669,309)
                                                                       ------------      ------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                       (3,965)               --            (3,965)
     Purchase of property and equipment                                    (314,224)          (22,830)         (399,752)
                                                                       ------------      ------------      ------------
       Net cash used in investing activities                               (318,189)          (22,830)         (403,717)
                                                                       ------------      ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of loan                                                       (29,000)               --          (361,455)
    Payment on capital lease obligations                                     (2,645)               --           (19,636)
    Loan proceeds                                                         3,822,067                --         4,716,451
    Due from officer                                                       (101,504)               --          (114,004)
    Issuance of common stock                                                     --           200,000           863,233
                                                                       ------------      ------------      ------------
       Net cash provided by financing activities                          3,688,918           200,000         5,084,589
                                                                       ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                              11,563           (37,065)           11,563

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  --            41,169                --
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $     11,563      $      4,104      $     11,563
                                                                       ============      ============      ============

NON-CASH INVESTING AND FINANCING:
  Common stock exchanged for notes payable:                            $  2,623,188      $     10,000      $  3,245,202
                                                                       ============      ============      ============
  Equipment acquired under capital lease                               $         --      $         --      $     19,636
                                                                       ============      ============      ============
  Intangible exchanged for common stock                                $    815,000      $                 $    815,000
                                                                       ============      ============      ============
  Intangible acquired for note payable                                 $    200,000      $                 $    200,000
                                                                       ============      ============      ============


          See accompanying notes to consolidated financial statements.

NOTE 1   BASIS OF PRESENTATION

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

NOTE 2   INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of purchased parts and prepackaged products at June 30, 2000:

                  Raw materials                                   $271,175

                  Work in process                                    7,025

                  Finished goods                                     2,810
                                                                  --------

                                                                  $281,010
                                                                  ========

NOTE 3   LOANS

         During the three months ended June 30, 2000, the Company entered into notes payable with an officer of $511,000. The notes bear interest of 9% annum, are unsecured, principle and accrued interest due on demand.

         During the three months ended June 30, 2000, the Company entered into loans payable with a stockholder of $851,271. The loans bear 9% interest and are due on demand.


         During the three months ended June 30, 2000, the Company settled a note payable of $56,000 for $29,000. The settlement resulted in a gain on exchange of debt of $27,000.

NOTE 4   STOCKHOLDERS' EQUITY

         (A) CONVERSION OF NOTES INTO COMMON STOCK

         During the three months ended June 30, 2000, a loan aggregating $2,623,188 was converted into 3,015,171 common shares. The shares were valued at the quoted trading price on the conversion date. There was no gain or loss resulting from the exchange of debt.

         (B) COMMON STOCK ISSUED FOR SERVICES

         During the three months ended June 30, 2000, 13,647,388 common shares were issued for services to various service providers. The shares were valued at $12,458,774, the quoted trading prices on the agreement dates.

NOTE 5   ACQUISITION OF INTANGIBLE

         The Company acquired an intangible product name valued at $1,015,000. The company issued 500,000 shares of common stock valued at $815,000, the quoted trading price on the Agreement dates, a note payable of $200,000 payable in four installments of $50,000 starting August 30, 2000, and issued 500,000 options at a strike price of $0.075 per shares vesting on August 15, 2000 and exercisable from three years from that date.

NOTE 6   PENDING ACQUISITIONS

         The Company has entered into a memorandum of understanding to license certain intangible assets and formulas from LifeQuest, Inc., valued at $5,105,593. The agreement grants the Company an exclusive five year license from LifeQuest, Inc. to its patented products, trademarks, formulas and product names. The Agreement calls for the Company to pay cash of $232,300, issue 9,851,745 shares of common stock valued at $3,349,593 and pay monthly payments of $28,700 over the life of the license. The Company also acquired an option to purchase the intangible assets for two years from the date of the Agreement.

NOTE 7   LEGAL MATTERS

         The Company is subject to a lawsuit seeking damages for breach of an agreement to issue unrestricted stock, fraud, and innocent misrepresentation. The Company has not yet assessed the likely outcome of this lawsuit.

NOTE 8   SUBSEQUENT EVENTS

         The Company issued 3,060,000 shares of common stock for services to various service providers. The shares were valued at $1,043,500, the quoted trading price on the agreement dates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         OVERVIEW

         The Hydrogiene Corporation ("Hydrogiene" or the "Company") is a development-stage company originally incorporated on December 28, 1995 in the State of Delaware, reincorporated on August 28, 1997 in the State of California, and whose net assets were acquired by a Nevada inactive corporation on October 13, 1998 and, subsequently, merged into a trading shell corporation incorporated in the State of Florida. The Company manufactures and markets the Hydrogiene family of personal care systems that convert tank-type and flush-type valve toilets into personal multi-functional cleansing, water therapy and sitz bath systems. The Company's systems are similar in function to Europe's bidets without the additional plumbing and space requirements. To the best of the Company's awareness, there is no other company in the U.S. engaged in manufacturing or marketing goods similar to those manufactured or marketed by the Company. While there are products which can convert a standard toilet to a bidet-type fixture, the Company believes its product is the only one which can be added to a standard toilet easily by the homeowner without modifying the fixture itself. The Company requires additional funding in order to accomplish its growth objectives and marketing of its products.

         The Hydrogiene Corporation has placed primary emphasis on product development and testing and customer test marketing. The Company has made limited sales of its products and has been, and is currently operating at a loss. The Company requires additional funding to continue its operations and to accomplish its growth objectives and the marketing of its products.

     The Company plans to raise an additional $10,000,000 pursuant to a Form SB-2 to be filed in the third quarter of the year 2000, which will provide working capital to fund the Company's operations for the remaining four months of the year. The Company believes that after this round of funding is in place, the Company will not need to raise additional funds for the remainder of the year.

         The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol HICS.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Hydrogiene's revenues were $17,820 for the six months ended June 30, 1999 as compared to $7,172 for the three months ended June 30, 2000, a decrease of 60%. As a development stage company, Hydrogiene is still in the process of developing its customer base and expects its revenues to increase in the foreseeable future.

COST OF GOODS SOLD

         The cost of goods sold was $18,199 for the six months ended June 30, 2000 as compared to $32,702 for the comparable period ended June 30, 1999, a decrease of 44.3%. This decrease is commensurate with the Company's decrease in revenues during the period.

OPERATING EXPENSES

         The Company's Operating expenses increased to $20,371,495 for the six months ended June 30, 2000 as compared to $2,723,620 for the six months ended June 30, 1999. This increase was attributable to an increase in the following expense categories: marketing and promotion; consulting services; officer and employee compensation; research and development; professional fees; depreciation and amortization; bad debt expense and selling, general and administrative. The increases in consulting costs and officer compensation are in stock-based compensation rather than in salary or other cash actually paid. The Company engages consultants primarily to generate new business, identify potential acquisitions, introduce the Company to potential joint venture partners and to expand Hydrogiene's customer base. As consideration for these services, the Company has adopted a compensation strategy based on the issuance of shares of its common stock rather than paying consulting fees outright. The Company has developed a similar strategy for officer and director compensation so that instead of awarding cash bonuses to officers and directors, Hydrogiene issues shares of its common stock to them as compensation. Thus Officer Compensation increased to $4,882,793 for the six months ended June 30,2000 as compared to $934,666 for the six months ended June 30, 1999. The Company believes that one of the benefits of this type of compensation is that it provides officers with an immediate incentive to focus on improving the Company's financial results and thus increase the stock price. In addition, although accounting conventions require that the Company expense the shares issued at their fair market value, the Company has not had to expend any cash for the issuance of the stock.

         Consulting costs were $12,737,373 for the six months ended June 30, 2000 as compared to $1,042,575 during the six months ended June 30, 1999 which increase is attributable to issuance of shares of the Company's common stock as discussed above.

         Employee compensation increased to $786,327 for the six months ended June 30, 2000 as compared to $84,769 during the six months ended June 30, 1999. This increase of 276% is attributable to the Company's hiring of additional personnel including a compliance director, salespeople, and MIS personnel.

         Professional fees were $542,038 for the six months ended June 30, 2000 as compared to $73,893 for the comparable period ended June 30, 1999, an increase of 633.5%. Professional fees consist of fees for legal, accounting and consulting services performed on behalf of the Company. The increase is due primarily to the expenses incurred in connection with the filing of the required SEC reports Hydrogiene became a reporting Company in June 1999.

         Depreciation and amortization expense was $131,157 for the six months ended June 30, 2000 as compared to $9,298 during the comparable period ended June 30, 1999, an increase of 131%. The increase in depreciation and amortization was attributable primarily to the cost of the Company's acquisition of an intangible product name, National Brokers and Distributors, valued at $1,015,000.

         Bad debt expense was $123,000 during the six months ended June 30, 2000, as compared to nil during the six months ended June 30, 1999. The Company ceased its participation in two ventures, one a home blood test kit, the other a system for the ordering of fitness equipment and the funds were unrecoverable, which necessitated writing off certain debt associated with the ventures.

         Selling, General and Administrative expenses were $435,087 during the six months ended June 30, 2000 as compared to $99,547 during the comparable period ended June 30, 1999, an increase of 337%. The increase was primarily attributable to expenses associated with the Company's investigation and analysis of potential acquisitions.

         Total operating expenses were $20,371,495 for the six-month period ended June 30, 2000 as compared to $2,723,620 for the six months ended June 30, 1999, an increase of 648%.

OTHER INCOME (EXPENSE)

         The Company had other income (expense) during the six months ended June 30, 2000 of $2,212 as compared to $29,331 during the comparable period ended June 30, 1999, a decrease of 92.5%.

NET LOSS BEFORE INCOME TAXES

         For the six months ended June 30, 2000, the Company had a loss of ($20,333,836) as compared to net loss of ($2,814,083) during the six months ended June 30, 1999. This increase is attributable to the Company's previously noted increase in its various operating expenses and professional fees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Hydrogiene's revenues were $4,262 for the three months ended June 30, 1999 as compared to $10,369 for the three months ended June 30, 2000, a decrease of 58.9%. As discussed earlier, Hydrogiene is a development stage company and is in the process of developing its market, attaining more widespread market acceptance of its products and increasing its distribution channels. Hydrogiene expects revenues to increase in the foreseeable future.

COST OF GOODS SOLD

         The cost of goods sold was $12,806 for the three months ended June 30, 2000 as compared to $17,412 for the comparable period ended June 30, 1999, a decrease of 26.5%. This decrease is commensurate with the Company's decrease in revenues during the period.

OPERATING EXPENSES

         The Company's Operating expenses increased to $13,399,648 for the three months ended June 30, 2000 as compared to $1,266,219 for the three months ended June 30, 1999, an increase of 958.2%. This increase was attributable to an increase in marketing and promotion, consulting services, officer and employee compensation, research and development, professional fees, depreciation and amortization, bad debt expense and selling, general and administrative. As mentioned earlier, the increases in consulting costs and officer compensation are in stock-based compensation rather than in salary or other cash actually paid.

         Thus Officer Compensation increased to $4,728,000 for the three months ended June 30,2000 as compared to $171,000 for the three months ended June 30, 1999.

         Consulting expenses were $6,659,009 for the three months ended June 30, 2000 as compared to $790,125 during the comparable period ended June 30, 1999, an increase attributable primarily to the Company's strategy of issuing shares of common stock in lieu of paying cash.

         Employee compensation totaled $693,526 for the three months ended June 30, 2000 as compared to $22,121 for the three months ended June 30, 1999. This increase is attributable to the Company's hiring of additional personnel including a compliance director, salespeople, and MIS personnel.

         Professional fees were $486,138 for the three months ended June 30, 2000 as compared to nil during the comparable period ended June 30, 1999. The Company was not a reporting Company in the comparable period in 1999 and therefore did not incur the expenses associated with the required SEC filings.

         Depreciation and amortization expense was $108,422 for the three months ended June 30, 2000 as compared to $4,649 during the comparable period ended June 30, 1999. The increase in depreciation and amortization was attributable primarily to the cost of the Company's acquisition of an intangible product name, National Brokers and Distributors, valued at $1,015,000.

         Bad debt expense was $123,000 during the three months ended June 30, 2000 as compared to nil during the three months ended June 30, 1999. The Company ceased its involvement in two ventures it had been pursuing and was therefore required to write off certain loans which had been extended to the companies involved in these ventures.

         Selling, General and Administrative expenses totaled $259,508 during the three months ended June 30, 2000 as compared to $50,134 during the comparable period ended June 30, 1999, an increase of 417.6%. As mentioned earlier, the increase was largely attributable to expenses associated with the Company's investigation of potential acquisitions.

         Total operating expenses increased by $12,133,429 to $13,399,648 during the three-month period ended June 30, 2000 as compared to total operating expenses of $1,266,219 for the three months ended June 30, 1999.
This increase was attributable to the various reasons discussed above.

OTHER INCOME (EXPENSE)

         The Company had other income (expense) during the three months ended June 30, 2000 of $818 as compared to $14,678 during the comparable period ended June 30, 1999, a decrease of 94.4%. This expense was net of interest income realized by the Company in the amount of $1,375 for the three months ended June 30, 2000 as compared to nil in the comparable period ended June 30, 1999.

NET LOSS BEFORE INCOME TAXES

         For the three months ended June 30, 2000, the Company had a loss of ($13,382,010) as compared to net loss of ($1,334,190) during the three months ended June 30, 1999. This increase is attributable to the Company's previously noted increase in its various operating expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had minimal cash capital at the end of the three months ended June 30, 2000 as well as for the comparable period ended June 30, 1999. The Company will be forced to either borrow funds or to sell shares of its common stock in order to fund operations. Historically, the Company has financed its working capital requirements through internally generated funds, that is, through the sale of shares of its common stock, and proceeds from short-term bank and other borrowings. The Company currently has a note with one stockholder in the outstanding principal amount of $511,000 which bears interest at nine (9%) percent per annum. The Company has a note with another stockholder in the outstanding principal amount of $851,271 which bears interest at nine (9%) percent per annum. During the three months ended June 30, 2000, the Company settled a note payable of $56,000 for $29,000.

         As of June 30, 2000, the Company had cash capital of $11,563 as compared with cash capital of $4,104 for the comparable period ended June 30, 1999.

         The Company currently anticipates existing sources of liquidity and cash to be insufficient to satisfy its operational needs through the next nine months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the development and marketing of its products. No assurances can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its operational needs.

         The Company does not believe that its business is subject to seasonal trends.

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the

Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

         New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE HYDROGIENE CORPORATION, a Florida Corporation, vs. AMERICAN BIDET COMPANY, a Florida Corporation, doing business as Mr. Bidet, Continental Bidet and/or US Bidet and ARNOLD COHEN, individually and doing business as Bidet Products Consumer Reports and DOES 1 through 100, inclusive.

United States District Court, Southern District of California, Case No. 00 CV 0839 H. This action was commenced on April 25, 2000 by the Company filing a Complaint For Trademark Infringement, Unfair Competition, Defamation, and Preliminary and Permanent Injunction arising from defendants improper use of the trade name "Hydrogiene" on two websites and slanderous statements made on those websites. Relief sought - damages and injunction.

G. KRISHNA KUMAR, M.D., individually, and as Trustee for the KUMAR PENSION TRUST vs. HYDROGIENE CORPORATION, a Florida corporation, and CHARLES KALLMANN. State of Michigan, Circuit Court for the County of Oakland, Case 00-021462-CK. The action commenced on March 8, 2000. This is an action against Hydrogiene and Kallmann for alleged breach of an agreement to issue unrestricted stock. Causes of action have been alleged for breach of contract, fraud, and innocent misrepresentation. Relief sought - damages.

BRITISH FAR EAST HOLDINGS, LTD., a Delaware corporation vs. THE HYDROGIENE CORPORATION, a Florida corporation, and DOES 1 through 10, inclusive. Superior Court of California, County of San Diego, Case No.727621. Action commenced in 1998. Action against Hydrogiene for alleged breach of contract. Hydrogiene conceded it owed $18,000 plus issuance of certain stock to plaintiff and offered same. The action went to trial in January, 2000. Plaintiff received the amount previously offered by defendant. Plaintiff has not entered formal judgment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION

     PURCHASE OF UNIQUE FORMULAS, PROCESSES AND TRADEMARKS FOR USE WITH THE COMPANY'S PRODUCTS

     Through a wholly owned subsidiary being formed, the Company plans to purchase certain formulas, processes and trademarks for use in connection with the manufacture and sale of a new line of beauty and skin care products, which the Company believes are compatible with its Theraclenze and Mediclenze products. The trademarks associated with the formulas and processes are well recognizable. Such formulas and processes are unique and the Company believes that such formulas, processes and trademarks will enable the Company to market its Theraclenze and Mediclenze and other products more successfully. The Company anticipates that the cost of such formulas, processes and trademarks will be in excess of $3 million and that the purchase will not be completed until some time in the future after the Company has thoroughly tested and evaluated the formulas and processes.

     LICENSING AGREEMENT WITH LIFEQUEST, INC.

     In a transaction related to the acquisition of formulas, processes and trademarks, the Company has entered into a Licensing Agreement with LifeQuest, Inc., a Utah corporation ("LifeQuest"). In accordance with the terms of the Licensing Agreement, the Company will test and evaluate the formulas and processes prior to acquiring an exclusive worldwide license with LifeQuest.

     PURCHASE OF BUILDING FOR ASSEMBLY OF PRODUCTS

     Through one of its subsidiaries, the Company plans to purchase a commercial building in Orem, Utah in the fourth quarter of 2000 which will house its cosmetics and skin care products manufacturing operations. The Company expects the purchase price to be approximately $720,000.

     NATIONAL BROKERS & DISTRIBUTORS

     The Company intends to complete its acquisition of National Brokers & Distributors from National Capital Companies by the end of the third quarter.

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

          27.1 Financial Data Schedule (electronically filed herewith).

     (b)  REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the period ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Hydrogiene Corporation
                              A Florida corporation
                                  (Registrant)


Date: August 21, 2000   /s/ Charles W. Kallmann
                        ---------------------------
                            Charles W. Kallmann
                            Chief Executive Officer


Date: August 21, 2000   /s/ Charles W. Kallmann
                        ---------------------------
                            Charles W. Kallmann
                            Chief Accounting Officer