Form 10QSB
period 2000-09-30
HYDROGIENE CORP/NV
filed 2000-11-20
CIK 1088786

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


      TRANSITION REPORT UNDER SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO
            -------------------------    ----------------------------

                         COMMISSION FILE NUMBER: 0-26417

                           THE HYDROGIENE CORPORATION

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                                                [C]
             FLORIDA                                     91-1853701
          -------------------------------------------------------------

          (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)


              12335 WORLD TRADE DRIVE, SUITE 8, SAN DIEGO, CA 92128

              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                 (858) 675-8033

                           (ISSUER'S TELEPHONE NUMBER)

       Check whether the issuer (1) filed all reports required to be file by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

       Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Applicable only to corporate issuers State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the issuer had 68,687,830 shares of common stock outstanding and no shares of preferred stock issued or outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

                                TABLE OF CONTENTS



Independent Accountants' Report................................................................1

Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999.........................2

Statements of Operations for the three months and nine months ended September
30, 2000 and September 30, 1999 and from December 28, 1995 (Inception) to September
30, 2000 (Unaudited) ..........................................................................3

Statements of Cash Flows for the nine months ended September 30, 2000 and
September 30, 1999 and from December 28, 1995 (inception) to September 30, 2000
(Unaudited)....................................................................................4

Notes to Financial Statements................................................................5-7

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors of:
The Hydrogiene Corporation & Subsidiaries
   (a development stage company)

We have reviewed the accompanying consolidated balance sheet and the related consolidated statements of operations and consolidated cash flows of The Hydrogiene Corporation and Subsidiaries (a development stage company) as of September 30, 2000, and for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



November 16, 2000                                       Blum & Clark
San Diego, California                                   Accountancy Group

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                               SEPTEMBER 30, 2000


                                                        ASSETS
                                                                                   (Unaudited)        December 31, 1999
                                                                                 -----------------    ----------------
CURRENT ASSETS:
      Cash                                                                        $        359,727    $           ---
      Accounts receivable                                                                    1,577                ---
      Inventories                                                                          114,492             35,036
      Due from officer                                                                     120,632             12,500
      Prepaid expenses and other assets                                                     63,812             13,853
                                                                                    ---------------     --------------

          Total current assets                                                             660,240             61,389

PROPERTY AND EQUIPMENT, NET                                                                325,554             83,657

OTHER ASSETS:
      Advanced - Pursuant to merger                                                        725,748                ---
                                                                                    ---------------     --------------

      Total assets                                                                $      1,711,542    $       145,046
                                                                                    ===============     ==============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Cash overdraft                                                              $            ---    $        57,152
      Accounts payable                                                                     999,691            936,595
      Payroll payable                                                                        2,688                ---
      Payroll tax payable and accrued                                                      139,840             84,223
      Interest payable                                                                      13,720              6,411
      Loans payable                                                                      1,318,023            217,241
      Convertible debenture                                                                500,000                ---
      Obligation under capital lease                                                           ---              2,645
                                                                                    ---------------     --------------

          Total current liabilities                                                      2,973,962          1,304,267
                                                                                    ---------------     --------------

LONG-TERM LIABILITIES:
      Loans payable                                                                            ---            168,500
      Convertible debenture                                                              1,250,000                ---
                                                                                    ---------------     --------------

          Total long-term liabilities                                                    1,250,000            168,500
                                                                                    ---------------     --------------

          Total liabilities                                                              4,223,962          1,472,767
                                                                                    ---------------     --------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $.001 par value, 50,000 shares
          authorized, none issued and outstanding                                              ---                ---
      Common stock, $.0001 par value, 250,000,000 shares
          authorized, 68,687,830 and 41,992,581 shares issued and outstanding                6,869              4,199
      Additional paid-in capital                                                        37,893,902          9,854,502
      Accumulated deficit during development stage                                     (39,712,565)       (11,095,380)
                                                                                    ---------------     --------------
                                                                                        (1,811,794)        (1,236,679)
          Less stock issued for future services                                           (700,626)           (91,042)
                                                                                    ---------------     --------------

          Total stockholders' deficit                                                   (2,512,420)        (1,327,721)
                                                                                    ---------------     --------------

      Total liabilities and stockholders' deficit                                 $      1,711,542    $       145,046
                                                                                    ===============     ==============

              See accompanying notes and accountants' review report.

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


                                                        For the Three Months      For the Three Months        For the Nine Months
                                                         Ended September 30,       Ended September 30,        Ended September 30,
                                                                2000                      1999                       2000
                                                       ----------------------    ----------------------     ----------------------

SALES                                                $                 1,664   $                 2,901    $                 8,836

COST OF GOODS SOLD                                                    47,267                     4,949                     65,466
                                                       ----------------------    ----------------------     ----------------------

GROSS LOSS                                                           (45,603)                   (2,048)                   (56,630)
                                                       ----------------------    ----------------------     ----------------------

OPERATING EXPENSES
      Royalty                                                         75,000                       ---                    346,383
      Advertising                                                        ---                       ---                    302,751
      Consulting                                                   6,837,550                    45,421                 19,574,923
      Officer compensation                                            53,220                       ---                  4,936,013
      Employee compensation and taxes                                319,841                    12,496                  1,106,168
      Research and development                                       247,552                       ---                    407,138
      Professional fees                                              194,135                    21,967                    736,173
      Depreciation and amortization                                   25,316                     3,939                    156,473
      Bad debt expense                                                35,787                       ---                    158,787
      Selling, general and administrative                            374,933                    81,476                    810,020
                                                       ----------------------    ----------------------     ----------------------

           Total Operating Expenses                                8,163,334                   165,299                 28,534,829
                                                       ----------------------    ----------------------     ----------------------

LOSS FROM OPERATIONS                                              (8,208,937)                 (167,347)               (28,591,459)
                                                       ----------------------    ----------------------     ----------------------

OTHER INCOME (EXPENSE):
      Interest expense                                               (73,508)                      (36)                   (80,312)
      Interest income                                                  2,079                       ---                      6,671
      Gain (loss) on sale of marketable securities                    (2,982)                      ---                     (2,982)
      Gain (loss) on abandonment of leasehold
           improvements and equipment                                    ---                       ---                        ---
                                                       ----------------------    ----------------------     ----------------------

           Total other income (expense)                              (74,411)                      (36)                   (76,623)
                                                       ----------------------    ----------------------     ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (8,283,348)                 (167,383)               (28,668,082)

EXTRAORDINARY ITEM
      Gain (loss) on debt extinguishment                                 ---                                               50,898
                                                       ----------------------    ----------------------     ----------------------
           Total long-term liabilities
      Net loss                                       $            (8,283,348)  $              (167,383)   $           (28,617,184)
                                                       ======================    ======================     ======================

      Net loss per share                                                0.13                      0.01                       0.56
                                                       ======================    ======================     ======================

      Weighted average number of shares
           outstanding - basic and diluted                        63,742,388                18,188,238                 51,197,748
                                                       ======================    ======================     ======================

                                                                                    For the Period From
                                                         For the Nine Months         December 28, 1995
                                                         Ended September 30,          (Inception) to
                                                                 1999               September 30, 2000
                                                       -----------------------    ----------------------

SALES                                                $                 21,365   $                45,532

COST OF GOODS SOLD                                                     28,185                   271,302
                                                       -----------------------    ----------------------

GROSS LOSS                                                             (6,820)                 (225,770)
                                                       -----------------------    ----------------------

OPERATING EXPENSES
      Royalty                                                             ---                 1,380,015
      Advertising                                                         ---                   500,099
      Consulting                                                      126,210                23,774,900
      Officer compensation                                                ---                 8,291,444
      Employee compensation and taxes                                  78,016                 1,598,153
      Research and development                                          8,778                   480,328
      Professional fees                                               106,221                 1,232,032
      Depreciation and amortization                                    11,818                   200,180
      Bad debt expense                                                    ---                   158,787
      Selling, general and administrative                             208,234                 1,527,170
                                                       -----------------------    ----------------------

           Total Operating Expenses                                   539,277                39,143,108
                                                       -----------------------    ----------------------

LOSS FROM OPERATIONS                                                 (546,097)              (39,368,878)
                                                       -----------------------    ----------------------

OTHER INCOME (EXPENSE):
      Interest expense                                                    ---                  (159,586)
      Interest income                                                      32                     6,891
      Gain (loss) on sale of marketable securities                        ---                    (2,982)
      Gain (loss) on abandonment of leasehold
           improvements and equipment                                     ---                     1,189
                                                       -----------------------    ----------------------

           Total other income (expense)                                    32                  (154,488)
                                                       -----------------------    ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                                       (546,065)              (39,523,366)

EXTRAORDINARY ITEM
      Gain (loss) on debt extinguishment                                                       (189,198)
                                                       -----------------------    ----------------------
           Total long-term liabilities
      Net loss                                       $               (546,065)  $           (39,712,564)
                                                       =======================    ======================

      Net loss per share                                                 0.04                      0.27
                                                       =======================    ======================

      Weighted average number of shares
           outstanding - basic and diluted                         12,640,503                22,943,740
                                                       =======================    ======================




              See accompanying notes and accountants' review report.

                   THE HYDROGIENE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 2000

                                                                                                                For the period from
                                                                    For the nine month    For the nine month     December 1, 1995
                                                                       period ended          period ended         (inception) to
                                                                    September 30, 2000    September 30, 1999    September 30, 2000
                                                                       (unaudited)            (unaudited)           (unaudited)
                                                                   -------------------    ------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $      (28,617,185)   $          (546,065)  $       (39,712,564)
      Adjustments to reconcile net loss to net
           cash used by operating activities:
               Bad debt expense                                              158,787                    ---               158,787
               Depreciation and amortization                                 156,473                 11,818               200,180
               Loss on abandonment of assets                                     ---                    ---                (1,189)
               Loss on sale of marketable security                             2,982                    ---                 2,982
               (Gain) Loss on extinguishment of debt                             ---                    ---               189,198
               Changes in operating assets and liabilities:
                    (Increase) decrease in accounts receivables               (1,577)                  (846)               (1,577)
                    (Increase) decrease in prepaid expense                   (49,959)               (63,603)              (63,812)
                    (Increase) decrease in inventories                       (79,456)               (52,369)             (114,492)
                    (Increase) decrease in advances                         (725,748)                   ---              (725,748)
                    (Increase) decrease in cash overdraft                    (57,152)                   ---                   ---
                    Increase (decrease) in accounts payable                   63,096                266,087               999,691
                    Increase (decrease) in interest payable                    7,309                    ---                13,720
                    Increase (decrease) in payroll taxes payable             139,840                  4,328               139,840
                    Increase (decrease) in payroll payable                   (81,535)                10,753                 2,688
                                                                    -----------------     ------------------    ------------------

                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                (29,084,125)              (369,897)          (38,912,296)
                                                                    -----------------     ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of marketable securities                                       (3,964)                   ---                (3,964)
      Proceeds from sale of marketable securities                                982                    ---                   982
      Purchase of property and equipment                                    (307,841)               (46,242)             (524,545)
                                                                    -----------------     ------------------    ------------------

      NET CASH PROVIDED (USED) IN
           INVESTING ACTIVITIES                                             (310,823)               (46,242)             (527,527)
                                                                    -----------------     ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of loans                                                    (168,500)                (3,200)             (529,955)
      Loan proceeds                                                        2,101,466                137,498             5,527,338
      Proceeds from convertible debenture                                    500,000                    ---               500,000
      Payment on capital lease obligations                                    (2,645)                   ---               (22,281)
      Due from officer                                                      (108,132)                   ---              (120,632)
      Issuance of common stock                                            27,432,486                232,944            34,445,080
                                                                    -----------------     ------------------    ------------------

               NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                                 29,754,675                367,242            39,799,550
                                                                    -----------------     ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                              359,727                (48,897)              359,727

CASH AT BEGINNING OF PERIOD                                                      ---                 66,752                   ---
                                                                    =================     ==================    ==================

CASH AT END OF PERIOD                                             $          359,727    $            17,855   $           359,727
                                                                    =================     ==================    ==================


SUPPLEMENTAL DISCLOSURES:
      Common stock exchanged for notes payable                    $        2,777,876    $               ---   $         3,399,890
                                                                    =================     ==================    ==================

      Equipment acquired under capital lease                      $              ---    $               ---   $            19,636
                                                                    =================     ==================    ==================

      Intangible exchanged for common stock                       $          815,000    $               ---   $           815,000
                                                                    =================     ==================    ==================

      Intangible acquired for note payable                        $          200,000    $               ---   $           200,000
                                                                    =================     ==================    ==================

              See accompanying notes and accountants' review report.

NOTE 1. BASIS OF PRESENTATION

       The accompanying reviewed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of purchased parts and prepackaged products at September 30, 2000:


     Raw Materials               $ 56,214
     Work in process               16,389
     Finished goods                41,889
                                 --------
                                 $114,492

NOTE 3.  LOANS AND CONVERTIBLE DEBENTURES

       During the three months ended September 30, 2000, the Company reduced a loan payable with a stockholder in the amount of $154,688 through the issuance of stock.

       During the three months ended September 30, 2000, the Company reduced the loan payable to an officer in the amount of $16,000.

       During the three months ended September 30, 2000 the Company entered into a financing agreement with an offering amount of $17,500,000, received $1,250,000 as enhancement funding that was structured as a three year, 8% Convertible Debenture convertible into common stock of the Company with interest payable quarterly in common stock or cash at the option of the Investors. The agreement was not signed by an officer and therefore the agreement is in dispute.

       During the three months ended September 30, 2000 the Company entered into a Convertible Note $500,000 which is secured by an interest in certain of the Company's assets and the officers' assets. The term of the loan is for one year at eight (8) % interest per annum payable quarterly commencing October 20, 2000. Upon the enhancement funding the

          Company agreed to issue three (3) million five-year warrants to purchase shares of the Company common stock and agreed not to seek further financing without approval of the noteholder. The Company defaulted on the note and as a settlement, agreed to voluntarily surrender three million five hundred fifty thousand (3,550,000) shares of common stock.

NOTE 4. STOCKHOLDERS' EQUITY

       Conversion of Notes Into Common Stock

       During the three months ended September 30, 2000 loans aggregating
          $171,688 were converted into 504,966 common shares. The shares were valued at the quoted trading price on the conversion date. There was no gain or loss resulting from the exchange of debt.

       Common Stock Issued For Services

       During the three months ended September 30, 2000, 5,648,921 shares of common stock were issued for services to various service providers. The shares were valued at $5,949,198, the quoted trading prices on the agreement dates.

       Legal Issues

       A dispute has arisen regarding shares of common stock issued to officers during the three month period ended September 30, 2000. Due to unavailability of some records the total number of valid common stock shares is under investigation by a national certified public accountant firm, which is in the process of analyzing the actual shares outstanding.

       Employee compensation

       During the three months ended September 30, 2000 the Company issued
          70,000 shares of common stock at the quoted trading price in lieu of compensation to employees valued at $28,475.

NOTE 5. ACQUISITION OF INTANGIBLE

       The Company acquired an intangible product name valued at $1,015,000 in a prior quarter. The Company issued 500,000 shares of common stock valued at $815,000, the quoted trading price on the Agreement dates, a note payable of $200,000 payable in four installments of $50,000 starting August 30, 2000, and issued 500,000 options exercisable at a price of $0.075 per share vesting on August 15, 2000 and exercisable until three years from that date. During the three months ended September 30, 2000 this venture failed and a total of $930,418 was written off to expense.

NOTE 6. PENDING ACQUISITIONS

       The Company has entered into a memorandum of understanding to license certain intangible assets and formulas from LifeQuest, Inc., valued at $5,105,593. The agreement grants the Company an exclusive five-year license from LifeQuest, Inc. to its patented products, trademarks, formulas and product names. The Agreement calls for the Company to pay cash of $232,300, issue 9,851,745 shares of common stock valued at $3,349,593 and make monthly payments of $28,700 over the life of the license. The Company will also acquire an option to purchase the intangible assets for two years from the date of the Agreement.

NOTE 7. LEGAL MATTERS

       The Company is subject to a lawsuit seeking damages for breach of an agreement to issue unrestricted stock, fraud, and innocent misrepresentation. The Company has not yet assessed the likely outcome of this lawsuit.

       The Company is subject to various lawsuits regarding officers of the corporation. Some of the assets of the Company have been frozen until the lawsuits are resolved.

NOTE 8. SUBSEQUENT EVENTS

       The Company received the approval of its trademark for Hydrogiene.

       The Company had some of its bank accounts frozen due to the dispute between the former and current officers of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       OVERVIEW

       The Hydrogiene Corporation ("Hydrogiene" or the "Company") is a development stage company originally incorporated on December 28, 1995 in the State of Delaware and reincorporated on August 28, 1997 in the State of California. The Company's net assets were acquired by a Nevada corporation on October 13, 1998 and, subsequently, merged into a corporation incorporated in the State of Florida. The Company manufactures and markets the Hydrogiene family of personal care systems that convert tank-type and flush-type valve toilets into personal multi-functional cleansing, water therapy and sitz bath systems. The Company's systems are similar in function to Europe's bidets without the additional plumbing and space requirements. To the best knowledge of the Company, there is no other company in the U.S. engaged in manufacturing or marketing goods similar to those manufactured or marketed by the Company. While there are products which can convert a standard toilet to a bidet-type fixture, the Company believes its product is the only one which can be added to a standard toilet by the homeowner without modifying the fixture itself.

       The Hydrogiene Corporation has placed primary emphasis on product development and testing and customer test marketing. The Company has made limited sales of its products and has been, and is currently operating at a loss. The Company requires additional funding to continue its operations and to accomplish its growth objectives and the marketing of its products.

       The Company plans to raise an additional $5,000,000 in the first quarter of the year 2001, which will provide working capital to fund the Company's operations for the near term.

       The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol HICS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

       Hydrogiene's revenues were $8,836 for the nine months ended September 30, 2000 as compared to $21,365 for the nine months ended September 30, 1999, a decrease of 58%. As a development stage company, Hydrogiene is still in the process of developing its customer base and expects its revenues to increase in the foreseeable future.

COST OF GOODS SOLD

       The cost of goods sold was $65,466 for the nine months ended September 30, 2000 as compared to $28,185 for the comparable period ended September 30, 1999, an increase of 132%. This increase is related to direct costs of payroll and material increases during the period.

OPERATING EXPENSES

       The Company's Operating expenses increased to $28,534,829 for the nine months ended September 30, 2000 as compared to $539,277 for the nine months ended September 30, 1999. This increase was attributable to an increase in the following expense categories: marketing and promotion; consulting services; officer and employee compensation; research and development; professional fees;

depreciation and amortiation; bad debt expense and selling, general and administrative expenses. The increases in consulting costs and officer compensation are in stock-based compensation rather than in salary or other cash actually paid. The Company engages consultants primarily to generate new business, identify potential acquisitions, introduce the Company to potential joint venture partners and to expand Hydrogiene's customer base. As consideration for these services, the Company has adopted a compensation strategy based on the issuance of shares of its common stock rather than paying consulting fees in cash. The Company has developed a similar strategy for officer and director compensation so that instead of awarding cash bonuses to officers and directors, Hydrogiene issues shares of its common stock to them as compensation. Thus Officer Compensation increased to $4,936,013 for the nine months ended September 30, 2000. The Company believes that one of the benefits of this type of compensation is that it provides officers with an immediate incentive to focus on improving the Company's financial results and thus increase the stock price. In addition, although accounting conventions require that the Company expense the shares issued at their fair market value, the Company has not had to expend any cash for the receipt of these services.

       Consulting costs were $19,574,923 for the nine months ended September 30, 2000 as compared to $126,210 during the nine months ended September 30, 1999. This increase is attributable to the issuance of shares of the Company's common stock as discussed above.

       Employee compensation and taxes increased to $1,106,168 for the nine months ended September 30, 2000 as compared to $78,016 during the nine months ended September 30, 1999. This increase of 1,318% is attributable to the Company's hiring of additional personnel including a compliance director, salespeople, and MIS personnel. A reduction in force was made during September 2000, which has reduced the monthly cash compensation and will impact the fourth quarter of 2000.

       Professional fees were $736,173 for the nine months ended September 30, 2000 as compared to $106,221 for the comparable period ended September 30, 1999, an increase of 593.5%. Professional fees consist of fees for legal, accounting and consulting services performed on behalf of the Company. The increase is due primarily to the use of consultants and attorneys. A reduction in the use of outside consultants is being considered and any action taken should impact the fourth quarter 2000.

       Depreciation and amortization expense was $156,473 for the nine months ended September 30, 2000 as compared to $11,818 during the comparable period ended September 30, 1999, an increase of 122%. The increase in depreciation and amortization was attributable primarily to asset acquisitions.

       Bad debt expense was $158,787 during the nine months ended September 30, 2000 as compared to nil during the nine months ended September 30, 1999.

       Selling, General and Administrative expenses were $810,020 during the nine months ended September 30, 2000 as compared to $208,234 during the comparable period ended September 30, 1999, an increase of 289%. The increase was primarily attributable to expenses associated with the Company's investigation and analysis of potential acquisitions.

       Total operating expenses were $28,534,829 for the nine-month period ended September 30, 2000 as compared to $539,277 for the nine months ended September 30, 1999.

OTHER INCOME (EXPENSE)

       The Company had other income (expense) during the nine months ended September 30, 2000 of ($76,623) as compared to $32 during the comparable period ended September 30, 1999.

EXTRAORDINARY ITEM

       The Company experienced a loss in the conversion of debt to stock in the amount of $50,898 during the nine months ended September 30, 2000.

NET LOSS

       For the nine months ended September 30, 2000, the Company had a loss of ($28,617,184) as compared to a net loss of ($546,065) during the nine months ended September 30, 1999. This increase is attributable to the Company's previously noted increase in its various operating expenses and professional fees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

       Hydrogiene's revenues were $1,664 for the three months ended September 30, 2000 as compared to $2,901 for the three months ended September 30, 2000, a decrease of 43%. As discussed earlier, Hydrogiene is a development stage company and is in the process of developing its market, attaining more widespread market acceptance of its products and increasing its distribution channels. Hydrogiene expects revenues to increase in the foreseeable future.

COST OF GOODS SOLD

       The cost of goods sold was $47,267 for the three months ended September 30, 2000 as compared to $4,949 for the comparable period ended September 30, 1999, a decrease of 85%. This decrease is commensurate with the Company's decrease in revenues during the period.

OPERATING EXPENSES

       The Company's Operating expenses increased to $8,163,334 for the three months ended September 30, 2000 as compared to $165,299 for the three months ended September 30, 1999. This increase was attributable to an increase in marketing and promotion, consulting services, officer and employee compensation, research and development, professional fees, depreciation and amortization, bad debt expense and selling, general and administrative expenses. As mentioned earlier, the increases in consulting costs and officer compensation are in stock-based compensation rather than in salary or other cash actually paid. Officer Compensation increased to $53,220 for the three months ended September 30, 2000 as compared to nil for the three months ended September 30, 1999.

       Consulting expenses were $6,837,550 for the three months ended September 30, 2000 as compared to $45,421 during the comparable period ended September 30, 1999, an increase attributable primarily to the Company's strategy of issuing shares of common stock in lieu of paying cash.

       Employee compensation totaled $319,841 for the three months ended September 30, 2000 as compared to $12,496 for the three months ended September 30, 1999. This increase is attributable to the Company's hiring of additional personnel including a compliance director, salespeople, and MIS personnel.

       Professional fees were $194,135 for the three months ended September 30, 2000 as compared to $21,967 during the comparable period ended September 30, 1999. The increase is due primarily to the use of consultants and attorneys. A reduction in the use of outside consultants is being considered and any action taken should impact the fourth quarter 2000.

       Depreciation and amortization expense was $25,316 for the three months ended September 30, 2000 as compared to $3,939 during the comparable period ended September 30, 1999. The increase in depreciation and amortization was attributable primarily to asset acquisitions.

       Bad debt expense was $35,787 during the three months ended September 30, 2000 as compared to nil during the three months ended September 30, 1999. The Company ceased its involvement in ventures it had been pursuing and was therefore required to write off certain loans which had been extended to the companies involved in these ventures.

       Selling, General and Administrative expenses totaled $374,933 during the three months ended September 30, 2000 as compared to $81,476 during the comparable period ended September 30, 1999. As mentioned earlier, the increase was largely attributable to expenses associated with the Company's pursuit and analysis of potential acquisitions.

       Total operating expenses increased by $7,998,035 to $8,163,334 during the three-month period ended September 30, 2000 as compared to total operating expenses of $165,299 for the three months ended September 30, 1999. This increase was attributable to the various factors discussed earlier.

OTHER INCOME (EXPENSE)

       The Company had other income (expense) during the three months ended September 30, 2000 of ($74,411) as compared to ($36) during the comparable period ended September 30, 1999. This expense was net of interest income realized by the Company in the amount of $2,079 for the three months ended September 30, 2000 as compared to nil in the comparable period ended September 30, 1999.

NET LOSS

       For the three months ended September 30, 2000, the Company had a loss of ($8,283,348) as compared to a net loss of ($167,383) during the three months ended September 30, 1999. This increase is attributable to the Company's previously noted increase in its various operating expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had minimal cash capital at the end of the three months ended September 30, 2000 as well as for the comparable period ended September 30, 1999. The Company will be forced to either borrow funds or to sell shares of its common stock in order to fund operations. Historically, the Company has financed its working capital requirements through internally generated funds, that is, through the sale of shares of its common stock, and proceeds from short-term bank and other borrowings.

       As of June 30, 2000, the Company had cash capital of $359,727 as compared with cash capital of nil for the comparable period ended September 30, 1999.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       The statements contained in the section captioned Management's Discussion and Analysis or Plan of Operation which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

       New Accounting Pronouncements

       No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

THE HYDROGIENE CORPORATION, a Florida Corporation, vs. CHARLES W. KALLMANN, an individual; and DOES 1 through 100, inclusive.

       Superior Court of the State of California, for the County of San Diego. Case No. GIC 756131. This action was commenced on October 11, 2000 by the Company filing a Complaint for:

              (1) Interference with existing and prospective economic advantage;

(2)    Trespass;
(3)    Conversion;
(4) Ultra vires, pursuant to section 607.0304 of the Florida business organizations code; and
(5)    Breach of fiduciary duty.
The suit was initiated by the Company in response to certain actions taken by the Defendant after his removal from as the Company's Chief Executive Officer and Chairman of the Board of Directors. A Temporary Restraining Order (TRO) was issued on October 12, 2000. An Ex Parte Minute Order was issued sustaining the TRO on October 17, 2000. An injunction was issued against the Defendant and Does on November 9, 2000.

THE HYDROGIENE CORPORATION, a Florida Corporation, vs. AMERICAN BIDET COMPANY, a Florida Corporation, doing business as Mr. Bidet, Continental Bidet and/or US Bidet and ARNOLD COHEN, individually and doing business as Bidet Products Consumer Reports and DOES 1 through 100, inclusive.

       United States District Court, Southern District of California, Case No. 00 CV 0839 H. This action was commenced on April 25, 2000 by the Company filing a Complaint For Trademark Infringement, Unfair Competition, Defamation, and Preliminary and Permanent Injunction arising from defendants improper use of the trade name "Hydrogiene" on two websites and statements made on those websites considered slanderous by the Company. Relief sought - damages and injunction.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        See Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

    PURCHASE OF UNIQUE FORMULAS, PROCESSES AND TRADEMARKS FOR USE WITH THE COMPANY'S PRODUCTS

    Through a wholly owned subsidiary being formed, the Company plans to purchase certain formulas, processes and trademarks for use in connection with the manufacture and sale of a new line of beauty and skin care products, which the Company believes are compatible with its Theraclenze and Mediclenze products. The trademarks associated with the formulas and processes are well recognized in the market. Such formulas and processes are unique and the Company believes that such formulas, processes and trademarks will enable the Company to market its Theraclenze and Mediclenze and other products more successfully. The Company anticipates that the cost of such formulas, processes and trademarks will be in excess of $3 million and that the purchase will not be completed until some time in the future after the Company has thoroughly tested and evaluated the formulas and processes.

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

    NATIONAL BROKERS & DISTRIBUTORS

    The Company has acquired rights to the name National Brokers & Distributors from National Capital Companies.

    GOING CONCERN

    These financial statements have been prepared on the basis of accounting principles applicable to a "going concern" which assume that Hydrogiene will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. Conditions and events exist which may cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $39,368,878 during this development stage. Cash used in operating activities totaled approximately $39,354,787. As of September 30, 2000 the Company required additional financing for its business operations.

    The Company's ability to continue as a going concern will depend on numerous factors including, but not limited to, adequate sources of capital, the ability to develop profitable results of operations, continued progress in increasing the Company's cash flows sufficient to meet the Company's short and long term liquidity needs. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management is also pursuing acquisitions of other businesses with existing positive cash flows. In addition, management is working on increasing sales, attaining reductions in the Company's operating costs and achieving efficiencies in order to enhance the Company's overall profitability.

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

        27.1 Financial Data Schedule (electronically filed herewith).

    (b) REPORTS ON FORM 8-K

        Form 8-K was filed with the Securities and Exchange Commission on November 15, 2000 to report the Company's dismissal of its certifying accountants, Weinberg & Company, P.A.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             The Hydrogiene Corporation
                             A Florida corporation
                                 (Registrant)


Date: November 17, 2000      /s/ John M. Bailey
                             -------------------

                             John M. Bailey, Chief Executive Officer


Date: November 17, 2000      /s/ John M. Bailey
                             -------------------

                      John M. Bailey, Chief Accounting Officer